Form 10-Q
period 1998-07-04
GERBER CHILDRENSWEAR INC
filed 1998-08-18
CIK 1052274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 4, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-5256

                           ---------------------------

                           Gerber Childrenswear, Inc.
             (Exact name of registrant as specified in its charter)

                           ---------------------------

            Delaware                                         62-1624764
(State or other jurisdiction of                           (I.R.S. employer
 incorporation or organization)                         identification number)

                           ---------------------------

                                7005 Pelham Road
                                     Suite D
                              Greenville, SC 29615
                    (Address of principal executive offices)

                                 (864) 987-5200
              (Registrant's telephone number, including area code)

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       [   ]  YES               [ X ]   NO

As of August 14, 1998, there were outstanding 8,317,514 shares of Common Stock and 8,747,087 shares of Class B Common Stock.

                           Gerber Childrenswear, Inc.
                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of July 4, 1998
         and December 31, 1997.............................................   1

         Condensed Consolidated Statements of Operations for the quarter ended July 4, 1998 and June 28, 1997 and for the six months ended
         July 4, 1998 and June 28, 1997....................................   2

         Condensed Consolidated Statements of Cash Flows for the
         six months ended July 4, 1998 and June 28,1997....................   3

         Notes to Condensed Consolidated Financial Statements  ............ 4-7


Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................. 8-13


                           PART II - OTHER INFORMATION

Item 2 - Change in Securities and Use of Proceeds..........................   14

Item 6 - Exhibits and Reports on Form 8-K..................................   14

Signatures.................................................................   15

Exhibit - Financial Data Schedule..........................................   16

                           Gerber Childrenswear, Inc.
                      Condensed Consolidated Balance Sheets

                                                                         (Unaudited)       (Audited)
                                                                           July 4,        December 31,
                                                                            1998              1997
                                                                         -----------      ------------
                                                                               (In thousands)
Assets
Current Assets
    Cash and cash equivalents ...................................         $  2,498         $    536
    Accounts receivable, net ....................................           39,640           34,506
    Inventories .................................................           95,113           71,041
    Income tax receivable .......................................                0            4,635
    Other .......................................................            3,554            1,672
                                                                          --------         --------
          Total current assets ..................................          140,805          112,390
                                                                          --------         --------
Property, Plant and Equipment ...................................           29,881           27,867
    Less accumulated depreciation ...............................            5,690            3,219
                                                                          --------         --------
                                                                            24,191           24,648
                                                                          --------         --------
Other Assets
    Excess of cost over fair value of net assets acquired, net ..           21,056           22,257
    Other .......................................................            6,250            4,596
                                                                          --------         --------
          Total other assets ....................................           27,306           26,853
                                                                          --------         --------
                                                                          $192,302         $163,891
                                                                          ========         ========
Liabilities and Shareholders' Equity
Current Liabilities
    Accounts payable ............................................         $ 14,170         $ 14,759
    Accrued expenses ............................................           18,117           24,099
    Revolving credit loan payable ...............................           26,200              250
    Current portion of long-term debt ...........................            2,385            7,286
    Other .......................................................            2,046              119
                                                                          --------         --------
          Total current liabilities .............................           62,918           46,513
                                                                          --------         --------

Non-Current Liabilities
    Long-term debt ..............................................           24,424           69,474
    Other non-current liabilities ...............................           15,484           13,875
                                                                          --------         --------
          Total non-current liabilities .........................           39,908           83,349
                                                                          --------         --------

Redeemable preferred stock, including accrued dividends of $2,965                0           14,610
                                                                          --------         --------

Shareholders' Equity ............................................           89,476           19,419
                                                                          --------         --------
                                                                          $192,302         $163,891
                                                                          ========         ========



                             See accompanying notes

                           Gerber Childrenswear, Inc.
      Condensed Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                           For the quarter ended              For the six months ended
                                                         --------------------------          ---------------------------
                                                         July 4,           June 28,           July 4,           June 28,
                                                          1998               1997              1998                1997
                                                         --------          --------          ---------          --------
                                                                     (In thousands, except per share data)
Net sales ......................................         $ 63,879          $ 40,162          $ 128,526          $ 85,512
Cost of sales .................................            46,508            28,040             93,720            60,694
                                                         --------          --------          ---------          --------
    Gross margin ...............................           17,371            12,122             34,806            24,818
Expenses:
    Selling, general and administrative expenses            9,618             7,254             19,232            13,972
    Other ......................................                0                 0                  0               514
                                                         --------          --------          ---------          --------
                                                            9,618             7,254             19,232            14,486
                                                         --------          --------          ---------          --------
Income before interest and income taxes ........            7,753             4,868             15,574            10,332
Interest expense, net of interest income .......            1,784             1,418              4,046             2,744
                                                         --------          --------          ---------          --------
Income before income taxes .....................            5,969             3,450             11,528             7,588
Income tax expense .............................            2,086             1,346              4,225             2,960
                                                         --------          --------          ---------          --------
Income before extraordinary item ...............            3,883             2,104              7,303             4,628
Extraordinary item, net ........................             (266)                0               (266)                0
                                                         --------          --------          ---------          --------
Net income .....................................            3,617             2,104              7,037             4,628
    Foreign currency translation ...............             (166)                0               (354)                0
                                                         --------          --------          ---------          --------
Comprehensive income ...........................         $  3,451          $  2,104          $   6,683          $  4,628
                                                         ========          ========          =========          ========

Numerator
---------
Income before extraordinary item, net ..........         $  3,883          $  2,104          $   7,303          $  4,628
Preferred stock dividends ......................             (322)             (396)              (774)             (779)
                                                         --------          --------          ---------          --------
Income available to common shareholders .......             3,561             1,708              6,529             3,849
Extraordinary item, net ........................             (266)                0               (266)                0
                                                         --------          --------          ---------          --------
Net income available to common shareholders ....         $  3,295          $  1,708          $   6,263          $  3,849
                                                         ========          ========          =========          ========
Denominator
-----------
Weighted average shares - basic ................           12,490            10,971             11,741            11,137
Effect of dilutive securities:
  Warrants .....................................            2,958             2,958              2,958             2,958
  Nonvested stock/stock options ................              605               557                602               675
                                                         --------          --------          ---------          --------
Adjusted weighted average shares - diluted .....           16,053            14,486             15,301            14,770
                                                         ========          ========          =========          ========

Per share amount:
   Earnings per common share:
      Income before extraordinary item, net ....         $    .28          $    .16          $     .55          $    .35
      Extraordinary item, net ..................             (.02)                0               (.02)                0
                                                         --------          --------          ---------          --------
Net income .....................................         $    .26          $    .16          $     .53          $    .35
                                                         ========          ========          =========          ========

   Earnings per common share - diluted:
      Income before extraordinary item, net ....         $    .23          $    .12          $     .43          $    .26
      Extraordinary item, net ..................             (.02)                0               (.02)                0
                                                         --------          --------          ---------          --------
Net income .....................................         $    .21          $    .12          $     .41          $    .26
                                                         ========          ========          =========          ========

                             See accompanying notes

                           Gerber Childrenswear, Inc.
                 Condensed Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                               For the six months ended
                                                                             ----------------------------
                                                                              July 4,           June 28,
                                                                                1998              1997
                                                                             ---------         ----------
                                                                                     (in thousands)
Operating Activities
    Net income ......................................................         $  7,037          $  4,628
    Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization .................................            3,033             1,184
      Other .........................................................           (2,555)              167
      Changes in assets and liabilities
          Accounts receivable, net ..................................           (5,419)           (3,573)
          Inventories ...............................................          (24,131)          (22,922)
          Accounts payable ..........................................              576             3,331
          Other assets and liabilities, net .........................            1,459            (1,416)
                                                                              --------          --------
                                                                               (20,000)          (18,601)
                                                                              --------          --------
Investing Activities
    Purchases of property, plant and equipment ......................           (1,980)           (1,268)
    Proceeds from sale of property, plant and equipment .............               29               445
                                                                              --------          --------
                                                                                (1,951)             (823)
                                                                              --------          --------
Financing Activities
    Borrowings under revolving credit agreement .....................           48,540            14,134
    Repayments under revolving credit agreement .....................          (22,590)           (9,293)
    Principal payments on long-term borrowings ......................          (50,789)           (2,091)
    Proceeds from initial public offering, net of expenses ..........           49,053                 0
    Other ...........................................................             (297)             (148)
                                                                              --------          --------
                                                                                23,917             2,602
                                                                              --------          --------

    Effect of exchange rate changes on cash .........................               (4)                0
                                                                              --------          --------

Net increase (decrease) in cash and cash equivalents ................            1,962           (16,822)
Cash and cash equivalents at beginning of period ....................              536            17,592
                                                                              --------          --------
Cash and cash equivalents at end of period ..........................         $  2,498          $    770
                                                                              ========          ========



                             See accompanying notes

                           Gerber Childrenswear, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The condensed consolidated financial statements included herein have been prepared by Gerber Childrenswear, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997, which were included as part of the Company's Registration Statement on Form S-1 (Registration No. 333-47327) (the "Registration Statement"), as declared effective by the Securities and Exchange Commission (the "SEC") on June 10, 1998.


2.  CONSOLIDATED FINANCIAL STATEMENTS

          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Auburn Holdings, Inc., a wholly owned subsidiary of the Company, acquired Auburn Hosiery Mills, Inc. and Sport Socks Co. (Ireland) Limited on December 17, 1997. Sport Socks Co. (Ireland) Limited has been translated into U.S. dollars based upon the weighted average exchange rate of U.S. dollars/Irish pounds for the statement of income and the end of the period rate of U.S. dollars/Irish pounds for the balance sheet. All significant intercompany balances have been eliminated in consolidation.


3.  SEASONALITY OF BUSINESS

           The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year, due to the seasonal nature of the Company's operations.


4.  USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5.  INVENTORIES

          A summary of inventories, by major classification, at July 4, 1998 and December 31, 1997 is as follows (in thousands):

                                         July 4, 1998         December 31, 1997
                                         ------------         -----------------

Raw materials                               $14,675                $14,192
Work in process                              18,573                 12,507
Finished goods                               61,865                 44,342
                                            -------                -------
                                            $95,113                $71,041
                                            =======                =======

6.  INCOME TAXES

           The Company's effective income tax rate of 34.9% and 36.6% for the quarter ended and the six months ended July 4, 1998, respectively, was lower than the statutory rates due to the impact in 1998 of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.


7.  COMPREHENSIVE INCOME

           As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. SFAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income.


8.  RECENTLY ISSUED ACCOUNTING STANDARDS

           Statement of Financial Accounting Standard No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997. This statement is effective for the Company's calendar year ending December 31, 1998. This statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS 131 is not expected to have a material effect on the Company's financial statement disclosures.

9.  RECAPITALIZATION, MERGER AND INITIAL PUBLIC OFFERING

           Immediately prior to and in connection with the consummation of the Company's Initial Public Offering ("IPO"), GCIH, Inc. (former parent of Gerber Childrenswear, Inc.) and Gerber Childrenswear, Inc. consummated a series of transactions pursuant to which the certificate of incorporation of GCIH, Inc. was amended and restated ("Recapitalization") to provide for the reclassification of its authorized common stock into two classes of capital stock (Common Stock and Class B Common Stock). Each share of the Common Stock has one vote per share and the Class B Common Stock has no voting rights. The amended and restated certificate also provides that each share of Class B Common Stock will be convertible at the option of the holder at any time into one share of Common Stock and each share of Common Stock held by a holder of Class B Common Stock will be convertible at the option of the holder at any time into one share of Class B Common Stock.

             Prior to the consummation of the IPO and immediately after giving effect to the Recapitalization, Gerber Childrenswear, Inc. was merged into GCIH, Inc. with GCIH, Inc. being the surviving entity (the "Merger"). The amended and restated certificate provided for the change of the corporate name from GCIH, Inc. to Gerber Childrenswear, Inc. The Merger resulted in a tax-free liquidation of the non-surviving entity. The following capital stock transactions occurred in connection with the Merger. All of the Company's Class A and Class C Common Stock outstanding as of the Merger were exchanged for either shares of Class B Common Stock (new Class B) or Common Stock pursuant to a stock split of 15.4693 to 1. All of the outstanding shares of the Company's Class B Common Stock (old Class B) of the Company were exchanged for shares of the Company's Common Stock at a specified ratio of 15.4693 to 1. All of the outstanding warrants to purchase shares of Class D Common Stock of the Company were exchanged into warrants to purchase shares of the Class B Common Stock (new Class B) of the Company at a specified ratio of 15.4693 to 1. Upon consummation of the Merger, 113,623.6 shares of the Company's Redeemable Preferred stock were converted into 1,241,537 shares of Common Stock of the Company and 2,828.4 shares were redeemed for cash equal to the liquidation value per share at the time of the Merger. The Company retired all shares held in the treasury.

           Also, in connection with the IPO, the Company adopted a Long-Term Equity Incentive Plan (the "Incentive Plan") designed to provide incentives to present and future key employees of the Company and its subsidiaries as may be selected by the Compensation Committee of the Board of Directors (the "Committee"). The Incentive Plan provides for the granting to participants the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance units, performance grants and other awards deemed appropriate by the Committee. An aggregate of not more than 750,000 shares of Common Stock will be reserved for issuance under the Incentive Plan. The Incentive Plan affords the Company latitude in tailoring incentive compensation for the retention of key employees. This plan also limits the number of shares each participant shall be entitled to receive to no more than 25,000 shares of Common Stock in any calendar year and is scheduled to terminate in 2008.

           During June 1998, the Company consummated its IPO with 4,140,000 shares (including the exercise of the underwriters' over-allotment option) of its Common Stock being sold at a price of $13.00 per share. The net proceeds from the IPO were $49.1 million and were used to: (a) repay $22.5 million of a senior subordinated note; (b) repay $11.0 million of a junior subordinated note;
(c) repay $15.2 million of other indebtedness of the Company; and (d) redeem 2,828.4 shares of the Company's redeemable preferred stock in the aggregate amount of approximately $0.4 million held by certain of its officers.

10.  EXTRAORDINARY ITEM

           In June 1998, the Company repaid senior and junior subordinated notes in the principal amount of $22.5 million and $11.0 million, respectively. The write-off of unamortized discount and loan costs totaling $266,000 (net of an income tax benefit of $163,000) is included as an extraordinary item in the accompanying statements of income for the quarter and six months ended July 4, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE-HARBOR STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

          This report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events that involve known and unknown risks and uncertainties, including, without limitation, those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, competition and financial difficulties encountered by customers. All statements other than statements of historical facts included in this quarterly report, including, without limitation, the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statement are reasonable, it can give no assurance that such expectations will prove to have been correct and actual results, performance or events could differ materially from those expressed in such statements.


RECAPITALIZATION, MERGER AND INITIAL PUBLIC OFFERING

           Immediately prior to and in connection with the consummation of the Company's Initial Public Offering ("IPO"), GCIH, Inc. (former parent of Gerber Childrenswear, Inc.) and Gerber Childrenswear, Inc. consummated a series of transactions pursuant to which the certificate of incorporation of GCIH, Inc. was amended and restated ("Recapitalization") to provide for the reclassification of its authorized common stock into two classes of capital stock (Common Stock and Class B Common Stock). Each share of the Common Stock has one vote per share and the Class B Common Stock has no voting rights. The amended and restated certificate also provides that each share of Class B Common Stock will be convertible at the option of the holder at any time into one share of Common Stock and each share of Common Stock held by a holder of Class B Common Stock will be convertible at the option of the holder at any time into one share of Class B Common Stock.

             Prior to the consummation of the IPO and immediately after giving effect to the Recapitalization, Gerber Childrenswear, Inc. was merged into GCIH, Inc. with GCIH, Inc. being the surviving entity (the "Merger"). The amended and restated certificate provided for the change of the corporate name from GCIH, Inc. to Gerber Childrenswear, Inc. The Merger resulted in a tax-free liquidation of the non-surviving entity. The following capital stock transactions occurred in connection with the Merger. All of the Company's Class A and Class C Common Stock outstanding as of the Merger were exchanged for either shares of Class B Common Stock (new Class B) or Common Stock pursuant to a stock split of 15.4693 to 1. All of the outstanding shares of the Company's Class B Common Stock (old Class B) of the Company were exchanged for shares of the Company's Common Stock at a specified ratio of 15.4693 to 1. All of the outstanding warrants to purchase shares of Class D Common Stock of the Company were exchanged into warrants to purchase shares of the Class B Common Stock (new Class B) of the Company at a specified ratio of 15.4693 to 1. Upon consummation of the Merger, 113,623.6 shares of the Company's Redeemable Preferred stock were converted into 1,241,537 shares of Common Stock of the Company and 2,828.4 shares were redeemed for cash equal to the liquidation value per share at the time of the Merger. The Company retired all shares held in the treasury.

           Also, in connection with the IPO, the Company adopted a Long-Term Equity Incentive Plan (the "Incentive Plan") designed to provide incentives to present and future key employees of the Company and its subsidiaries as may be selected by the Compensation Committee of the Board of Directors (the "Committee"). The Incentive Plan provides for the granting to participants the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance units, performance grants and other awards deemed appropriate by the Committee. An aggregate of not more than 750,000 shares of Common Stock will be reserved for issuance under the Incentive Plan. The Incentive Plan affords the Company latitude in tailoring incentive compensation for the retention of key employees. This plan also limits the number of shares each participant shall be entitled to receive to no more than 25,000 shares of Common Stock in any calendar year and is scheduled to terminate in 2008.

           During June 1998, the Company consummated its IPO with 4,140,000 shares (including the exercise of the underwriters' over-allotment option) of its Common Stock being sold at a price of $13.00 per share. The net proceeds from the IPO were $49.1 million and were used to: (a) repay $22.5 million of a senior subordinated note; (b) repay $11.0 million of a junior subordinated note;
(c) repay $15.2 million of other indebtedness of the Company; and (d) redeem 2,828.4 shares of the Company's redeemable preferred stock in the aggregate amount of approximately $0.4 million held by certain of its officers.


RESULTS OF OPERATIONS

           The Company operates two business segments: apparel and hosiery. The apparel segment consists of the production and sale of infant and toddler's sleepwear, playwear, underwear, bedding and cloth diapers under the Gerber and Baby Looney Tunes trademarks and private labels. The hosiery segment which was acquired on December 17, 1997 consists of the production and sale of sport socks under the Wilson, Coca Cola and Dunlop names to major retailers in the United States and Europe. The Company's first three quarters always end on the Saturday closest to the calendar quarter end. The fourth quarter ends on December 31 of the applicable year. The Company believes that these cutoffs have no significant impact on the Company's financial results.

           The following table sets forth certain unaudited results of operations and other financial information of the Company by business segments and geographic areas (in thousands).

Business Segments

                                           For the quarter ended          For the six months ended
                                          ------------------------        -------------------------
                                           July 4,        June 28,          July 4,        June 28,
                                            1998            1997             1998            1997
                                          -------         -------         --------         -------
Net sales and revenue:
  Apparel .......................         $45,564         $40,162         $ 95,673         $85,512
  Hosiery .......................          18,315               0           32,853               0
                                          -------         -------         --------         -------
  Total net sales and revenue ...         $63,879         $40,162         $128,526         $85,512
                                          =======         =======         ========         =======

Income before interest and taxes:
  Apparel .......................         $ 6,056         $ 4,868         $ 13,098         $10,332
  Hosiery .......................           1,697               0            2,476               0
                                          -------         -------         --------         -------
  Total operating income ........         $ 7,753         $ 4,868         $ 15,574         $10,332
                                          =======         =======         ========         =======

                                             For the quarter ended     For the six months ended
                                             ---------------------     ------------------------
                                              July 4,     June 28,        July 4,       June 28,
                                               1998         1997           1998           1997
                                              ------         ----         ------         ------
Depreciation and amortization:
  Apparel ...........................         $  719         $569         $1,402         $1,184
  Hosiery ...........................            799            0          1,631              0
                                              ------         ----         ------         ------
  Total depreciation and amortization         $1,518         $569         $3,033         $1,184
                                              ======         ====         ======         ======

Capital additions:
  Apparel ...........................         $  724         $471         $1,306         $1,268
  Hosiery ...........................            534            0            674              0
                                              ------         ----         ------         ------
  Total capital additions ...........         $1,258         $471         $1,980         $1,268
                                              ======         ====         ======         ======


                                              July 4,       December 31,       June 28,
                                               1998             1997             1997
                                             --------         --------         --------
Identifiable assets:
  Apparel ...........................        $139,240         $113,202         $115,045
  Hosiery ...........................          53,062           50,689                0
                                             --------         --------         --------
  Total assets ......................        $192,302         $163,891         $115,045
                                             ========         ========         ========


Geographic Areas

                                             For the quarter ended          For the six months ended
                                            ------------------------        ------------------------
                                            July 4,         June 28,         July 4,        June 28,
                                              1998            1997            1998            1997
                                            -------         -------         --------         -------
Net sales and revenue:
  United States ...................         $58,615         $40,162         $117,965         $85,512
  All other .......................           5,264               0           10,561               0
                                            -------         -------         --------         -------
  Total net sales and revenue .....         $63,879         $40,162         $128,526         $85,512
                                            =======         =======         ========         =======

Earnings before interest and taxes:
  United States ...................         $ 6,899         $ 4,868         $ 14,011         $10,332
  All other .......................             854               0            1,563               0
                                            -------         -------         --------         -------
  Total operating income ..........         $ 7,753         $ 4,868         $ 15,574         $10,332
                                            =======         =======         ========         =======


                                            July 4,        December 31,      June 28,
                                             1998             1997             1997
                                           --------         --------         --------
Identifiable assets:
  United States ...................        $181,009         $153,944         $115,045
  All other .......................          11,293            9,947                0
                                           --------         --------         --------
  Total assets ....................        $192,302         $163,891         $115,045
                                           ========         ========         ========


Second Quarter Ended July 4, 1998 Compared to Second Quarter Ended June 28, 1997

           Net sales. Apparel net sales were $45.6 million for the second quarter ended July 4, 1998, an increase of $5.4 million or 13.4% over net sales of $40.2 million for the second quarter of 1997 due to increased unit volume sales. Hosiery net sales were $18.3 million in the second quarter of 1998.

           Gross margin. Gross margin as a percentage of net sales declined from 30.2% in 1997 to 27.2% in 1998. The decrease in gross margin was due to the effect of Hosiery sales, which typically have lower gross margins than Apparel sales.

           Selling general & administrative expenses. Selling, general and administrative expenses as a percentage of net sales declined to 15.1% in the second quarter of 1998, from 18.1% in 1997. The decrease is primarily due to the effect of lower expenses in the acquired Hosiery operations on the overall Company, plus reduced Apparel bad debts in 1998.

           Income before interest and income taxes. Apparel income before interest and income taxes as a percentage of Apparel sales was 13.3% in the second quarter of 1998 versus 12.1% in the second quarter of 1997. Hosiery income before interest and taxes was 9.3% of Hosiery sales in the second quarter of 1998.

           Interest expense, net. Interest expense was $1.8 million in the second quarter of 1998 versus $1.4 million in the second quarter of 1997. The increase in interest expense reflects the higher debt levels associated with the acquisition of the Hosiery operations and higher Apparel inventories.

           Provision for income taxes. Provision for income taxes was $2.1 million in the second quarter of 1998, compared to $1.3 million in the second quarter of 1997. The effective tax rate was 34.9% for 1998 as compared to 39.0% for 1997. The Company's effective income tax rate differed from the prior period effective rate due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

           Extraordinary item, net. The Company repaid senior and junior subordinated notes in June 1998 resulting in the write-off of unamortized discount and loan costs of approximately $0.3 million (net of an income tax benefit of $0.2 million).

           Net income. As a result of the above, second quarter net income was $3.6 million in 1998, a 72.0% increase over the $2.1 million in 1997.


Six Months Ended July 4, 1998 Compared to Six Months Ended June 28, 1997

           Net sales. Apparel net sales were $95.7 million for the first six months ended July 4, 1998, an increase of $10.2 million or 11.9% over net sales of $85.5 million for the first six months of 1997 due to increased unit volume sales. Hosiery net sales were $32.9 million in the first six months of 1998.

           Gross margin. Gross margin as a percentage of net sales declined from 29.0% in 1997 to 27.1% in 1998. The decrease in gross margin was due to the effect of Hosiery sales, which typically have lower gross margins than Apparel sales.

           Selling general & administrative expenses. Selling, general and administrative expenses as a percentage of net sales declined to 15.0% in the first six months of 1998, from 16.3% in the first six months of 1997. The decrease is primarily due to the effect of lower expenses in the acquired Hosiery operations on the overall Company, plus reduced Apparel bad debts in 1998.

           Other. Other represents the cost of closing and realignment of facilities aggregating $0.5 million in 1997.

           Income before interest and income taxes. Apparel income before interest and income taxes as a percentage of apparel sales was 13.7% in the first six months of 1998 versus 12.1% in 1997. Hosiery income before interest and taxes was 7.5% of Hosiery sales in the first six months of 1998.

           Interest expense, net. Interest expense was $4.0 million in the first six months of 1998 versus $2.7 million in the first six months of 1997. The increase in interest expense reflects the higher debt levels associated with the acquisition of the Hosiery operations and higher Apparel inventories.

           Provision for income taxes. Provision for income taxes was $4.2 million in the first six months of 1998, compared to $2.9 million in the first six months of 1997. The effective tax rate was 36.6% for 1998 compared to 39.0% for 1997. The Company's effective income tax rate differed from the prior period effective rate due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

           Extraordinary item, net. The Company repaid senior and junior subordinated notes in June 1998 resulting in the write-off of unamortized discount and loan costs of approximately $.3 million (net of an income tax benefit of $.2 million).

           Net income. As a result of the above, net income for the first six months was $7.0 million in 1998, a 52.1% increase over the $4.6 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's primary cash needs are for working capital, capital expenditures and debt service. The Company has financed its cash needs primarily through internally generated cash flow, in addition to funds borrowed under the Company's credit agreement.

           Net cash used in operating activities for the six months ended July 4, 1998 and June 28, 1997 was $20.0 million and $18.6 million, respectively. The primary components of cash used in operating activities for the first six months of 1998 and 1997 were primarily increases in accounts receivable ($5.4 million and $3.6 million, respectively) and inventories ($24.1 million and $22.9 million, respectively). The increase in the accounts receivable balance for both periods is due to differences in the timing of shipments and receipts between the second quarter as compared to the fourth quarter. Shipments in the second quarter traditionally occur later during the quarter compared to the fourth quarter when shipment times can vary, resulting in higher accounts receivable balances at the end of the second quarter. The increase in inventory for the first six months of 1998 and 1997 reflects the seasonality of the Apparel business. To support the third and fourth quarter sales volumes of certain seasonal products (such as blanket sleepers), the Company builds inventory in the first six months of each year. The Hosiery business is less seasonal, and as such, while working capital tends to increase slightly during the second half of the year, the variation is small.

           Capital expenditures were $2.0 million and $1.3 million for the first six months of 1998 and 1997, respectively. These expenditures consisted primarily of normal replacement of manufacturing equipment, purchases of office equipment and upgrades of information systems. In addition, during the six months ended June 28, 1997 the Company sold its Maine facility for approximately $0.4 million. The Company believes its budget of $5.7 million for capital expenditures for 1998 ($3.9 million for the Apparel segment and $1.8 million for the Hosiery segment) should be sufficient for the anticipated capital expenditure needs of the Company for 1998.

           Net cash provided by financing activities for the six months ended July 4, 1998 was $23.9 million compared to $2.6 million for the six months ended June 28, 1997. The increase in cash provided by financing activities for the first six months in 1998 and 1997 consisted of borrowings under the Company's revolving credit agreement to fund the increased working capital needs. In addition, for the six months ended July 4, 1998 the Company used the net proceeds of $49.1 million from its IPO and the exercise of the over-allotment option to: (a) repay all of a senior subordinated note in the aggregate principal amount of $22.5 million; (b) repay all of a junior subordinated note in the aggregate principal amount of $11.0 million; (c) repay certain other indebtedness of the Company in the aggregate principal amount of $15.2 million; and (d) redeem 2,828.4 shares of the Company's redeemable preferred stock in the aggregate amount of approximately $0.4 million held by certain of its officers.

           The Company believes that cash generated from operations, together with amounts available under its credit agreement and the Irish subsidiary's loan facility with the National Irish Bank, will be adequate to meet its working capital, capital expenditures and debt service requirements for the next twelve months.

ITEM 2  - CHANGE IN SECURITIES AND USE OF PROCEEDS

           A Registration Statement on Form S-1 (File No. 333-47327) registering 4,140,000 shares of the Company's Common Stock, filed in connection with the IPO, was declared effective by the Securities and Exchange Commission on June 10, 1998. The IPO terminated after the sale of all 4,140,000 shares of the Company's Common Stock covered by the Registration Statement, all of which were sold for the account of the Company. The aggregate offering price of the shares covered by the Registration Statement was $53,820,000. The net proceeds to the Company of the offering were $49,052,600 after deducting direct expenses of $4,767,400 incurred by the Company in connection with the issuance and distribution of the shares of Common Stock covered by the Registration Statement (consisting of $3,767,400 of underwriting discounts and commissions and $1,000,000 of other expenses). The managing underwriters for the IPO were Merrill Lynch, Pierce Fenner & Smith Incorporated, Bear, Stearns & Co. Inc., Lehman Brothers Inc., Furman Selz LLC and Wasserstein Perella Securities, Inc.

           None of the expenses incurred constituted direct or indirect payments to the Company's affiliates, 10% shareholders, directors, officers or general partners or their respective associates.

           From June 10, 1998 through July 4, 1998 the amount of the offering proceeds to the Company has been used for the following purposes:

          (i) Repay all of a senior subordinated note in the aggregate principal amount of $22.5 million;

          (ii) Repay all of a junior subordinated note in the aggregate principal amount of $11.0 million;

          (iii) Repay certain other indebtedness of the Company in the aggregate principal amount of $15.2 million; and

          (iv) Redeem 2,828.4 shares of GCIH, Inc.'s redeemable preferred stock in the aggregate amount of $374,000 held by certain officers of the Company

           The use of proceeds identified herein does not represent a material change in the use of proceeds described in the prospectus.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

           27    Financial Data Schedule.

(b)  Reports on Form 8-K   -   None

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Gerber Childrenswear, Inc.
                                                 (Registrant)




DATE:   August 18, 1998                   By: /s/  Edward Kittredge
                                          -------------------------
                                          Edward Kittredge
                                          Chairman, Chief Executive Officer
                                          and President
                                          (Principal Executive Officer)





DATE:   August 18, 1998                   By: /s/  Richard L. Solar
                                          -------------------------
                                          Richard L. Solar
                                          Senior Vice President, Assistant
                                          Secretary and Director
                                          (Principal Financial Officer)





DATE:   August 18, 1998                   By: /s/  David E. Uren
                                          ----------------------
                                          David E. Uren
                                          Vice President of Finance, Secretary
                                          and Treasurer
                                          (Principal Accounting Officer)