Form 10-Q
period 1998-10-03
GERBER CHILDRENSWEAR INC
filed 1998-11-12
CIK 1052274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-5256
   ---------------------------------------------------------------------------

                           GERBER CHILDRENSWEAR, INC.
             (Exact name of registrant as specified in its charter)

   ---------------------------------------------------------------------------

            Delaware                                          62-1624764
(State or other jurisdiction of                            (I.R.S. employer
 incorporation or organization)                         identification number)

   ---------------------------------------------------------------------------

                                7005 Pelham Road
                                     Suite D
                              Greenville, SC 29615
                    (Address of principal executive offices)

                                 (864) 987-5200
              (Registrant's telephone number, including area code)

  ----------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [ X ]  YES                [   ]   NO

As of November 6, 1998, there were outstanding 8,360,683 shares of Common Stock and 8,692,315 shares of Class B Common Stock.

                           GERBER CHILDRENSWEAR, INC.
                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of October 3, 1998
         and December 31, 1997................................................................           1

         Condensed Consolidated Statements of Operations for the quarters ended
         October 3, 1998 and September 27, 1997 and for the nine months ended
         October 3, 1998 and September 27, 1997...............................................           2

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended October 3, 1998 and September 27, 1997.............................           3

         Notes to Condensed Consolidated Financial Statements.................................          4-6


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
             of Operations....................................................................         7-12


                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K.....................................................          13

Signatures....................................................................................          13

Exhibit - Financial Data Schedule.............................................................          14

                           GERBER CHILDRENSWEAR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              (UNAUDITED)          (NOTE)
                                                                               OCTOBER 3,       DECEMBER 31,
                                                                                  1998              1997
                                                                              -----------       ------------
                                                                                      (In thousands)
ASSETS
Current Assets
    Cash and cash equivalents ........................................          $  1,701          $    536
    Accounts receivable, net .........................................            42,322            34,506
    Inventories ......................................................            99,984            71,041
    Income tax receivable ............................................                 0             4,635
    Other ............................................................             3,624             1,672
                                                                                --------          --------
          Total current assets .......................................           147,631           112,390
                                                                                --------          --------
Property, Plant and Equipment ........................................            31,721            27,867
    Less accumulated depreciation ....................................             6,643             3,219
                                                                                --------          --------
                                                                                  25,078            24,648
                                                                                --------          --------
Other Assets
    Excess of cost over fair value of net assets acquired, net .......            21,378            22,257
    Other ............................................................             6,392             4,596
                                                                                --------          --------
          Total other assets .........................................            27,770            26,853
                                                                                --------          --------
                                                                                $200,479          $163,891
                                                                                ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable .................................................          $ 18,249          $ 14,759
    Accrued expenses .................................................            18,131            24,099
    Revolving credit loan payable ....................................            24,500               250
    Current portion of long-term debt ................................             3,368             7,286
    Other ............................................................             2,280               119
                                                                                --------          --------
          Total current liabilities ..................................            66,528            46,513
                                                                                --------          --------

Non-Current Liabilities
    Long-term debt ...................................................            22,734            69,474
    Other non-current liabilities ....................................            16,340            13,875
                                                                                --------          --------
          Total non-current liabilities ..............................            39,074            83,349
                                                                                --------          --------

Redeemable preferred stock, including accrued dividends of $2,965 ....                 0            14,610
                                                                                --------          --------

Shareholders' Equity .................................................            94,877            19,419
                                                                                --------          --------
                                                                                $200,479          $163,891
                                                                                ========          ========



Note: The amounts were derived from the audited financial statements at that date.


                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                              FOR THE QUARTER ENDED                FOR THE NINE MONTHS ENDED
                                                          ------------------------------         -------------------------------
                                                          OCTOBER 3,       SEPTEMBER 27,         OCTOBER 3,        SEPTEMBER 27,
                                                             1998               1997                1998                1997
                                                          ----------       -------------         ----------        -------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales ........................................        $  73,879          $  60,323           $ 202,405           $ 145,835
Cost of sales ....................................           56,068             43,486             149,788             104,180
                                                          ---------          ---------           ---------           ---------
    Gross margin .................................           17,811             16,837              52,617              41,655
Expenses:
    Selling, general and administrative expenses..           10,442              7,327              29,674              21,299
    Other ........................................                0                 16                   0                 530
                                                          ---------          ---------           ---------           ---------
                                                             10,442              7,343              29,674              21,829
                                                          ---------          ---------           ---------           ---------
Income before interest and income taxes ..........            7,369              9,494              22,943              19,826
Interest expense, net of interest income .........            1,111              1,569               5,157               4,313
                                                          ---------          ---------           ---------           ---------
Income before income taxes .......................            6,258              7,925              17,786              15,513
Income tax expense ...............................            1,996              3,091               6,221               6,051
                                                          ---------          ---------           ---------           ---------
Income before extraordinary item .................            4,262              4,834              11,565               9,462
Extraordinary item, net ..........................                0                  0                (266)                  0
                                                          ---------          ---------           ---------           ---------
Net income .......................................            4,262              4,834              11,299               9,462
    Foreign currency translation .................            1,513                  0               1,159                   0
                                                          ---------          ---------           ---------           ---------
Comprehensive income .............................        $   5,775          $   4,834           $  12,458           $   9,462
                                                          =========          =========           =========           =========

Earnings per common share:
   Income before extraordinary item, net .........        $     .26          $     .40           $     .81           $     .74
   Extraordinary item, net .......................                0                  0                (.02)                  0
                                                          ---------          ---------           ---------           ---------
   Net income ....................................        $     .26          $     .40           $     .79           $     .74
                                                          =========          =========           =========           =========

Earnings per common share - diluted:
   Income before extraordinary item, net .........        $     .21          $     .30           $     .64           $     .56
   Extraordinary item, net .......................                0                  0                (.02)                  0
                                                          ---------          ---------           ---------           ---------
   Net income ....................................        $     .21          $     .30           $     .62           $     .56
                                                          =========          =========           =========           =========

Numerator
Income before extraordinary item, net ............        $   4,262          $   4,834           $  11,565           $   9,462
Preferred stock dividends ........................                0               (420)               (774)             (1,199)
                                                          ---------          ---------           ---------           ---------
Income available to common  shareholders .........            4,262              4,414              10,791               8,263
Extraordinary item, net ..........................                0                  0                (266)                  0
                                                          ---------          ---------           ---------           ---------
Net income available to common shareholders ......        $   4,262          $   4,414           $  10,525           $   8,263
                                                          =========          =========           =========           =========
Denominator
Weighted average shares - basic ..................           16,477             11,023              13,320              11,099
Effect of dilutive securities:
  Warrants .......................................            2,958              2,958               2,958               2,958
  Nonvested stock/stock options ..................              527                552                 577                 634
                                                          ---------          ---------           ---------           ---------
Adjusted weighted average shares - diluted .......           19,962             14,533              16,855              14,691
                                                          =========          =========           =========           =========


                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     FOR THE NINE MONTHS ENDED
                                                                                   ------------------------------
                                                                                   OCTOBER 3,       SEPTEMBER 27,
                                                                                      1998               1997
                                                                                   ----------       -------------
                                                                                          (in thousands)
OPERATING ACTIVITIES
    Net income ...........................................................          $ 11,299           $  9,462
    Adjustments to reconcile net income to net cash used in operating
      Activities:
      Depreciation and amortization ......................................             4,468              1,681
      Other ..............................................................            (3,647)                16
      Changes in assets and liabilities
          Accounts receivable, net .......................................            (7,810)           (15,085)
          Inventories ....................................................           (28,762)           (17,096)
          Accounts payable ...............................................             4,608                (33)
          Other assets and liabilities, net ..............................             3,356              4,258
                                                                                    --------           --------
                                                                                     (16,488)           (16,797)
                                                                                    --------           --------
INVESTING ACTIVITIES
    Purchases of property, plant and equipment ...........................            (3,528)            (3,055)
    Proceeds from sale of property, plant and equipment ..................                37                445
                                                                                    --------           --------
                                                                                      (3,491)            (2,610)
                                                                                    --------           --------
FINANCING ACTIVITIES
    Borrowings under revolving credit agreement ..........................            68,240             59,636
    Repayments under revolving credit agreement ..........................           (43,990)           (56,909)
    Proceeds from long-term borrowing ....................................                 0              1,600
    Principal payments on long-term borrowings ...........................           (51,539)            (2,125)
    Proceeds from initial public offering, net of expenses ...............            48,659                  0
    Other ................................................................              (301)              (198)
                                                                                    --------           --------
                                                                                      21,069              2,004
                                                                                    --------           --------

    Effect of exchange rate changes on cash ..............................                75                  0
                                                                                    --------           --------

Net increase (decrease) in cash and cash equivalents .....................             1,165            (17,403)
Cash and cash equivalents at beginning of period .........................               536             17,592
                                                                                    --------           --------
Cash and cash equivalents at end of period ...............................          $  1,701           $    189
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


2. CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Auburn Holdings, Inc., a wholly owned subsidiary of the Company, acquired Auburn Hosiery Mills, Inc. and Sport Socks Co. (Ireland) Limited on December 17, 1997. Sport Socks Co. (Ireland) Limited has been translated into U.S. dollars based upon the weighted average exchange rate of U.S. dollars/Irish punts for the statement of income and the end of the period rate of U.S. dollars/Irish punts for the balance sheet. All significant intercompany balances have been eliminated in consolidation.


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

5. INVENTORIES

         A summary of inventories, by major classification, at October 3, 1998 and December 31, 1997 is as follows (in thousands):


                                           October 3, 1998     December 31, 1997
                                           ---------------     -----------------
Raw materials                                   $13,843              $14,192
Work in process                                  17,287               12,507
Finished goods                                   68,854               44,342
                                                -------              -------
                                                $99,984              $71,041
                                                =======              =======


6. INCOME TAXES

         The Company's effective income tax rate of 31.9% and 35.0% for the quarter and the nine months ended October 3, 1998, respectively, was lower than the statutory rates due to the impact in 1998 of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.


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

9. INITIAL PUBLIC OFFERING

         During June 1998, the Company consummated its Initial Public Offering ("IPO") with 4,140,000 shares (including the exercise of the underwriters' over-allotment option) of its Common Stock being sold at a price of $13.00 per share. The net proceeds from the IPO were $48.7 million and were used to: (a) repay $22.5 million of a senior subordinated note; (b) repay $11.0 million of a junior subordinated note; (c) repay $14.8 million of other indebtedness of the Company; and (d) redeem 2,828.4 shares of the Company's redeemable preferred stock in the aggregate amount of approximately $0.4 million held by certain of its officers.


10. EXTRAORDINARY ITEM

         In June 1998, the Company repaid senior and junior subordinated notes in the principal amount of $22.5 million and $11.0 million, respectively. The write-off of unamortized discount and loan costs totaling $266,000 (net of an income tax benefit of $163,000) is included as an extraordinary item in the accompanying statements of income for the nine months ended October 3, 1998.


11. CASUALTY - HURRICANE GEORGES

         In late September 1998, the Company's three plants in the Dominican Republic sustained property damage and began to experience business interruption losses associated with Hurricane Georges. The Company has maintained property and business interruption insurance and is currently working with its insurance providers in determining the estimated proceeds for the loss. Based on current estimates, the Company believes there will be no material gain or loss associated with the property damage and thus no amounts have been recorded in the accompanying statements of income for the quarter and nine months ended October 3, 1998.

         The Company's loss of production and current inefficiencies (business interruption) in the Dominican Republic plants are ongoing and are not expected to be fully recovered until year-end. The three plants loss was only one day's production due to the hurricane through October 3, 1998 and, accordingly, no business interruption amounts have been recorded in the accompanying statements of income for the quarter and nine months ended October 3, 1998. The Company will record the estimated insurance proceeds over the actual lost production period.

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


INITIAL PUBLIC OFFERING

         During June 1998, the Company consummated its Initial Public Offering ("IPO") with 4,140,000 shares (including the exercise of the underwriters' over-allotment option) of its Common Stock being sold at a price of $13.00 per share. The net proceeds from the IPO were $48.7 million and were used to: (a) repay $22.5 million of a senior subordinated note; (b) repay $11.0 million of a junior subordinated note; (c) repay $14.8 million of other indebtedness of the Company; and (d) redeem 2,828.4 shares of the Company's redeemable preferred stock in the aggregate amount of approximately $0.4 million held by certain of its officers.


YEAR 2000 COMPLIANCE

         During 1997, the Company began to develop plans to make key operational and financial systems compliant and to ensure uninterrupted functionality through the Year 2000. A formal Year 2000 compliance project was established which identified three phases: 1) investigation of affected systems, 2) assessment and 3) remediation and testing. As of October 3, 1998, the Company has completed the investigation and assessment phases with significant progress in the remediation and testing phase. The Year 2000 initiative is currently anticipated to be complete by the end of 1998. The Company does not expect the costs associated with ensuring Year 2000 compliance to have a material impact on the Company's business, operations or financial condition. All costs associated with Year 2000 compliance are being funded either by cash flow generated by operations or from funds borrowed under the Company's credit agreement and are being expensed as incurred. As part of the Year 2000 initiative, the Company believes that all systems necessary to manage the business effectively will be replaced, modified or upgraded before the Year 2000.

         The Company has contacted key customers, shipping companies and banks to assess Year 2000 compliance in key potentially impacted business relationships. The Company is currently relying upon manual and hard copy interfaces to minimize potential disruptions with suppliers and manufacturing contractors worldwide. The Company does not have control over these third parties and, as a result, the Company cannot currently determine to what extent future operating results may be adversely affected by the failure of these third parties to successfully address their Year 2000 issues. Based on the results of the Year 2000 status information regarding third parties, the Company is currently in the process of developing contingency plans to minimize identified exposures.

         Based on the Company's efforts to date, Management believes that it is unlikely that the Year 2000 problem will have a material adverse effect on the Company's results of operations in the future.


CASUALTY - HURRICANE GEORGES

         In late September 1998, the Company's three plants in the Dominican Republic sustained property damage and began to experience business interruption losses associated with Hurricane Georges. The Company has maintained property and business interruption insurance and is currently working with its insurance providers in determining the estimated proceeds for the loss. Based on current estimates, the Company believes there will be no material gain or loss associated with the property damage and thus no amounts have been recorded in the accompanying statements of income for the quarter and nine months ended October 3, 1998.

         The Company's loss of production and current inefficiencies (business interruption) in the Dominican Republic plants are ongoing and are not expected to be fully recovered until year-end. The three plants loss was only one day's production due to the hurricane through October 3, 1998 and, accordingly, no business interruption amounts have been recorded in the accompanying statements of income for the quarter and nine months ended October 3, 1998. The Company will record the estimated insurance proceeds over the actual lost production period.


RESULTS OF OPERATIONS

         The Company operates two business segments: apparel and hosiery. The apparel segment consists of the production and sale of infant and toddler's sleepwear, playwear, underwear, bedding, bath, cloth diapers and other products under the Gerber and Baby Looney Tunes trademarks and private labels. The hosiery segment which was acquired on December 17, 1997 consists of the production and sale of sport socks under the Wilson, Coca Cola and Dunlop names to major retailers in the United States and Europe. The Company's first three quarters always end on the Saturday closest to the calendar quarter end. The fourth quarter ends on December 31 of the applicable year. The Company believes that these cutoffs have no significant impact on the Company's financial results.

         The following table sets forth certain unaudited results of operations and other financial information of the Company by business segments and geographic areas (in thousands).


BUSINESS SEGMENTS                                       FOR THE QUARTER ENDED               FOR THE NINE MONTHS ENDED
                                                 ----------------------------------      ------------------------------
                                                 OCTOBER 3,           SEPTEMBER 27,      OCTOBER 3,       SEPTEMBER 27,
                                                    1998                  1997              1998              1997
                                                 ----------           -------------      ----------       -------------
Net sales and revenue:
    Apparel ................................      $ 58,560              $ 60,323          $154,233          $145,835
    Hosiery ................................        15,319                     0            48,172                 0
                                                  --------              --------          --------          --------
    Total net sales and revenue ............      $ 73,879              $ 60,323          $202,405          $145,835
                                                  ========              ========          ========          ========

Income before interest and taxes:
    Apparel ................................      $  6,345              $  9,494          $ 19,443          $ 19,826
    Hosiery ................................         1,024                     0             3,500                 0
                                                  --------              --------          --------          --------
    Total operating income .................      $  7,369              $  9,494          $ 22,943          $ 19,826
                                                  ========              ========          ========          ========

Depreciation and amortization:
    Apparel ................................      $    709              $    497          $  2,111          $  1,681
    Hosiery ................................           726                     0             2,357                 0
                                                  --------              --------          --------          --------
    Total depreciation and amortization ....      $  1,435              $    497          $  4,468          $  1,681
                                                  ========              ========          ========          ========
Capital additions:
    Apparel ................................      $  1,202              $  1,787          $  2,508          $  3,055
    Hosiery ................................           346                     0             1,020                 0
                                                  --------              --------          --------          --------
    Total capital additions ................      $  1,548              $  1,787          $  3,528          $  3,055
                                                  ========              ========          ========          ========

                                                 OCTOBER 3,           DECEMBER 31,      SEPTEMBER 27,
                                                    1998                  1997              1997
                                                 ----------           ------------      -------------
Identifiable assets:
    Apparel ................................      $149,307              $113,202          $120,481
    Hosiery ................................        51,172                50,689                 0
                                                  --------              --------          --------
    Total assets ...........................      $200,479              $163,891          $120,481
                                                  ========              ========          ========


GEOGRAPHIC AREAS                                       FOR THE QUARTER ENDED               FOR THE NINE MONTHS ENDED
                                                 ----------------------------------      ------------------------------
                                                 OCTOBER 3,           SEPTEMBER 27,      OCTOBER 3,       SEPTEMBER 27,
                                                    1998                  1997              1998              1997
                                                 ----------           -------------      ----------       -------------
Net sales and revenue:
    United States ..........................      $ 69,327              $ 59,963          $187,292          $145,475
    All other ..............................         4,552                   360            15,113               360
                                                  --------              --------          --------          --------
    Total net sales and revenue ............      $ 73,879              $ 60,323          $202,405          $145,835
                                                  ========              ========          ========          ========

Income before interest and taxes:
    United States ..........................      $  6,053              $  9,445          $ 20,064          $ 19,777
    All other ..............................         1,316                    49             2,879                49
                                                  --------              --------          --------          --------
    Total operating income .................      $  7,369              $  9,494          $ 22,943          $ 19,826
                                                  ========              ========          ========          ========

                                                 OCTOBER 3,           DECEMBER 31,      SEPTEMBER 27,
                                                    1998                  1997               1997
                                                 ----------           ------------      -------------
Identifiable assets:
    United States ..........................      $176,340              $153,944          $119,874
    All other ..............................        24,139                 9,947               607
                                                  --------              --------          --------
    Total assets ...........................      $200,479              $163,891          $120,481
                                                  ========              ========          =========


THIRD QUARTER ENDED OCTOBER 3, 1998 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 27, 1997

         Net sales. Apparel net sales were $58.6 million for the third quarter ended October 3, 1998, a decrease of $1.7 million or 2.8% below net sales of $60.3 million for the third quarter of 1997 due to lower than anticipated shipments of its weather-related blanket sleeper and thermal product lines due to the unseasonably warm weather during the quarter. Hosiery net sales were $15.3 million in the third quarter of 1998.

         Gross margin. Gross margin as a percentage of net sales declined from 27.9% in 1997 to 24.1% in 1998. The decrease in gross margin was due to the effect of Hosiery sales, which typically have lower gross margins than Apparel sales.

         Selling general & administrative expenses. Selling, general and administrative expenses as a percentage of net sales increased to 14.1% in the third quarter of 1998, from 12.2% in 1997. The increase is due to higher than expected distribution costs at the Apparel segment.

         Other. Other represents the cost incurred during the quarter from the closing and realignment of facilities in 1997.

         Income before interest and income taxes. Apparel income before interest and income taxes as a percentage of Apparel sales was 10.8% in the third quarter of 1998 versus 15.7% in the third quarter of 1997. Hosiery income before interest and taxes was 6.7% of Hosiery sales in the third quarter of 1998.

         Interest expense, net. Interest expense was $1.1 million in the third quarter of 1998 versus $1.6 million in the third quarter of 1997. The decrease in interest expense reflects the lower debt levels resulting from the use of proceeds from the Company's initial public offering on June 11, 1998 partially offset by higher Apparel inventories.

         Provision for income taxes. Provision for income taxes was $2.0 million in the third quarter of 1998, compared to $3.1 million in the third quarter of 1997. The effective tax rate was 31.9% for 1998 as compared to 39.0% for 1997. The Company's effective income tax rate differed from the prior period effective rate due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

         Net income. As a result of the above, third quarter net income was $4.26 million in 1998, a 11.8% decrease over the $4.83 million in 1997.

NINE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 27,
1997

         Net sales. Apparel net sales were $154.2 million for the first nine months ended October 3, 1998, an increase of $8.4 million or 5.8% over net sales of $145.8 million for the first nine months of 1997 due to increased unit volume sales. Hosiery net sales were $48.2 million in the first nine months of 1998.

         Gross margin. Gross margin as a percentage of net sales declined from 28.6% in 1997 to 26.0% in 1998. The decrease in gross margin was due to the effect of Hosiery sales, which typically have lower gross margins than Apparel sales.

         Selling general & administrative expenses. Selling, general and administrative expenses as a percentage of net sales increased to 14.7% in the first nine months of 1998, from 14.6% in the first nine months of 1997. The increase is primarily due to higher than expected distribution costs at the Apparel segment.

         Other. Other represents the cost of closing and realignment of facilities aggregating $0.5 million in 1997.

         Income before interest and income taxes. Apparel income before interest and income taxes as a percentage of apparel sales was 12.6% in the first nine months of 1998 versus 13.6% in 1997. Hosiery income before interest and taxes was 7.3% of Hosiery sales in the first nine months of 1998.

         Interest expense, net. Interest expense was $5.2 million in the first nine months of 1998 versus $4.3 million in the first nine months of 1997. The higher interest expense reflects the higher debt levels maintained most of the year associated with the acquisition of the Hosiery operations and higher Apparel inventories, partially offset by the initial offering proceeds used to repay debt on June 11, 1998.

         Provision for income taxes. Provision for income taxes was $6.2 million in the first nine months of 1998, compared to $6.1 million in the first nine months of 1997. The effective tax rate was 35.0% for 1998 compared to 39.0% for 1997. The Company's effective income tax rate differed from the prior period effective rate due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

         Extraordinary item, net. The Company repaid senior and junior subordinated notes in June 1998 resulting in the write-off of unamortized discount and loan costs of approximately $.3 million (net of an income tax benefit of $.2 million).

         Net income. As a result of the above, net income for the first nine months was $11.3 million in 1998, a 19.4% increase over the $9.5 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash needs are for working capital, capital expenditures and debt service. The Company has financed its cash needs primarily through internally generated cash flow, in addition to funds borrowed under the Company's credit agreement.

         Net cash used in operating activities for the nine months ended October 3, 1998 and September 27, 1997 was $16.5 million and $16.8 million, respectively. The primary components of cash used in operating activities for the first nine months of 1998 and 1997 were increases in accounts receivable ($7.8 million and $15.1 million, respectively) and inventories ($28.8 million and $17.1 million, respectively). The increase in the accounts receivable and inventory balances for both periods reflects the seasonality of the Apparel business. To support the third and fourth quarter sales volumes of certain seasonal products (such as blanket sleepers), the Company builds inventory in the first six months of each year. The Hosiery business is less seasonal, and as such, while working capital tends to increase slightly during the second half of the year, the variation is small. During the third quarter of 1998, the Company was impacted by lower than anticipated shipments of its weather-related blanket sleeper and thermal product lines due to the unseasonably warm weather during the quarter. The lower than anticipated sales resulted in a lower accounts receivable balance offset by higher than expected inventory balance at October 3, 1998.

         Capital expenditures were $3.5 million and $3.1 million for the first nine months of 1998 and 1997, respectively. These expenditures consisted primarily of normal replacement of manufacturing equipment, purchases of office equipment and upgrades of information systems. In addition, during the nine months ended September 27, 1997 the Company sold its Maine facility for approximately $0.4 million. The Company believes its budget of $5.7 million for capital expenditures for 1998 ($3.9 million for the Apparel segment and $1.8 million for the Hosiery segment) should be sufficient for the anticipated capital expenditure needs of the Company for 1998.

         Net cash provided by financing activities for the nine months ended October 3, 1998 was $21.1 million compared to $2.0 million for the nine months ended September 27, 1997. The increase in cash provided by financing activities for the first nine months in 1998 and 1997 consisted of borrowings under the Company's revolving credit agreement to fund the seasonably increased working capital needs as well as higher inventory levels maintained in 1998. In addition, for the nine months ended October 3, 1998, the Company used the net proceeds of $48.7 million from its IPO and the exercise of the over-allotment option to: (a) repay all of a senior subordinated note in the aggregate principal amount of $22.5 million; (b) repay all of a junior subordinated note in the aggregate principal amount of $11.0 million; (c) repay certain other indebtedness of the Company in the aggregate principal amount of $14.8 million; and (d) redeem 2,828.4 shares of the Company's redeemable preferred stock in the aggregate amount of approximately $0.4 million held by certain of its officers.

         The Company believes that cash generated from operations, together with amounts available under its credit agreement and the Irish subsidiary's loan facility with the National Irish Bank, will be adequate to meet its working capital, capital expenditures and debt service requirements for the next twelve months.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         27       Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K - None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    GERBER CHILDRENSWEAR, INC.
                                          (Registrant)


DATE: November 10, 1998             By: /s/ Edward Kittredge
                                    ------------------------
                                    Edward Kittredge
                                    Chairman, Chief Executive Officer
                                    and President
                                    (Principal Executive Officer)




DATE: November 10, 1998             By: /s/ Richard L. Solar
                                    ------------------------
                                    Richard L. Solar
                                    Senior Vice President and Chief
                                    Financial Officer
                                    (Principal Financial Officer)



DATE: November 10, 1998             By: /s/ David E. Uren
                                    ---------------------
                                    David E. Uren
                                    Vice President of Finance, Secretary
                                    and Treasurer
                                    (Principal Accounting Officer)