Form 10-K
period 1998-12-31
GERBER CHILDRENSWEAR INC
filed 1999-03-31
CIK 1052274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1998
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission file number: 1-5256

                           GERBER CHILDRENSWEAR, INC.
             (Exact name of registrant as specified in its charter)

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

Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each
      Title of each class                          exchange on which registered
 -----------------------------                     ----------------------------
 Common Stock, $0.01 par value                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

               As of March 16, 1999, there were outstanding 8,352,949 shares of Common Stock and 8,692,315 shares of Class B Common Stock. As of that date, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant (based on the closing price for the Common Stock on the New York Stock Exchange on March 16, 1999) was approximately $30,655,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 18, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998.

                                TABLE OF CONTENTS


                                     PART I
                                                                                                         Page
                                                                                                         ----
Item 1.    Business........................................................................................4
Item 2.    Properties......................................................................................9
Item 3.    Legal Proceedings...............................................................................9
Item 4.    Submission of Matters to a Vote of Security Holders............................................10


                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters......................10
Item 6.    Selected Financial Data........................................................................11
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.....................................19
Item 8.    Financial Statements and Supplementary Data....................................................20
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........20


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................20
Item 11.   Executive Compensation.........................................................................20
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................20
Item 13.   Certain Relationships and Related Transactions.................................................20


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................................21

           SAFE-HARBOR STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

               This report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events that involve known and unknown risks and uncertainties, including, without limitation, those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, competition and financial difficulties encountered by customers. All statements other than statements of historical facts included in this annual report, including, without limitation, the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statement are reasonable, it can give no assurance that such expectations will prove to have been correct and actual results, performance or events could differ materially from those expressed in such statements.

References in this annual report on Form 10-K (the "Report") to the "Company" shall, as the context requires, refer to Gerber Childrenswear Inc. (and its predecessor), together with its wholly-owned direct and indirect subsidiaries. References in this Report to "Gerber" shall, as the context requires, collectively refer to Gerber Childrenswear, Inc., Costura Dominicana Inc., Gerber Childrenswear Canada, Inc. (a Delaware corporation formed in 1998), GCI IP Sub, Inc., Costura Matamoros S.A. de C.V. (a Mexican corporation formed in
1998) and GCW Mexico S.A. de C.V. (a Mexician Corporation formed in 1998). References in this Report to "Auburn" shall, as the context requires, collectively refer to Auburn Hosiery Mills, Inc., GCI Spainco, S.L. (a Spanish corporation formed in 1998), Sport Socks Co. (UK) Limited and Sport Socks Co. (Ireland) Limited, each a wholly-owned direct or indirect subsidiary of Gerber Childrenswear, Inc.

                                     PART I

ITEM 1.  BUSINESS.

HISTORY

               Gerber Childrenswear, Inc. was formed and became a single corporate entity through the merger in April 1989 of four separate companies acquired by Gerber Products Company ("GPC"). In January 1996, Gerber Childrenswear, Inc. was acquired by GCIH, Inc. ("GCIH") from GPC for approximately $61.5 million in cash (subject to purchase price adjustments) and a $12.5 million promissory note (the "Original Acquisition"). Since the Original Acquisition, GPC has not owned any capital stock of the Company, nor have GPC and the Company shared common directors, officers or employees. In connection with such acquisition and related financing, Citicorp Venture Capital, Ltd. ("CVC"), management, directors and others purchased the equity of GCIH. Gerber conducts the apparel segment of the Company's business which consists of the production and sale of infant and toddler sleepwear, playwear, underwear, bedding, bath, cloth diapers and other products under the Gerber, Baby Looney Tunes and Curity brand names, Onesies trademark and private labels.

               The Company acquired all of the capital stock of Auburn in December 1997 for approximately $40.0 million in cash (the "Recent Acquisition"). Auburn conducts the hosiery segment of the Company's business which consists of the production and sale of sport socks under the Wilson, Coca Cola, Converse and Dunlop names to major retailers in the United States and Europe.

               In connection with the consummation of the Company's Initial Public Offering ("Offering") in June 1998, GCIH and Gerber consummated a series of transactions pursuant to which GCIH was recapitalized and reorganized and Gerber was merged into GCIH (the "Reorganization"). The principal transactions that comprised the Reorganization which occurred in connection with the consummation of the Offering were: (i) the conversion of all of the outstanding shares of preferred stock of GCIH into either common stock of GCIH or the right to receive cash, (ii) the merger of Gerber into and with GCIH, with GCIH being the surviving entity of such merger, and (iii) the amendment of the certificate of incorporation of GCIH to provide for (a) the reclassification and exchange of all of the outstanding shares of all classes of common stock and warrants to purchase common stock of GCIH for shares of Common Stock, Class B Common Stock or warrants to purchase Class B Common Stock of GCIH and (b) a change of the corporate name of GCIH, from GCIH to "Gerber Childrenswear, Inc".

               The Company is a Delaware corporation. The Company's principal offices are located at 7005 Pelham Road, Suite D, Greenville, SC 29615, and its telephone number is (864) 987-5200.

BUSINESS SEGMENTS

        APPAREL SEGMENT

               The apparel segment consists of the production and sale of infant and toddler sleepwear, playwear, underwear, bedding, bath, cloth diapers and other products under the Gerber, Baby Looney Tunes, Curity and Onesies trademarks and private labels. Gerber Childrenswear, Inc. is a leading marketer of infant and toddler apparel and related products, offering products under its flagship brand, Gerber, as well as the Baby Looney Tunes and Curity brand names and the Onesies trademark. The Gerber name and baby head logo are among the best recognized in the infant and toddler industry. The Company believes that Gerber is the leading provider of infant and toddler apparel and related products, based on dollar volume and breadth of product offering, to volume retailers, which constitute the fastest growing segment of the retail industry. The Company also distributes products to mid-tier department stores and specialty retailers. Gerber holds a leading market share, based on dollar volume, in its distribution channels in the underwear, blanket sleeper and cloth diaper categories. The Company believes that these leading positions, in addition to strong consumer recognition of its brands, provide opportunities for Gerber to leverage its brands into other product categories including sleep 'n play, bed & bath, playwear, bibs, hosiery and gift sets where Gerber has a growing presence.

               The Company believes the market offers continued growth prospects due to demographic factors including (i) more women having children at an older age and returning to work thereafter, resulting in greater disposable income for expenditures on children; and (ii) an increasing number of grandparents, who represent a key consumer segment for infant and toddler products. Within the infant and toddler industry, greater emphasis on value has shifted consumer purchases away from traditional department stores and toward more value-conscious retail channels, including volume retailers and mid-tier department stores. Additionally, the industry is highly fragmented and services volume retailers who are interested in limiting their purchases to a smaller number of well-capitalized vendors with a broad base of branded products. The Company believes that its strong brand names, leading market positions, broad product offerings and strong customer relationships with volume retailers and mid-tier department stores position it to benefit from industry trends.

        HOSIERY SEGMENT

               The hosiery segment which was acquired on December 17, 1997 consists of the production and sale of sport and casual socks under the Wilson, Coca Cola, Converse and Dunlop names to major retailers in the United States and/or Europe. The hosiery segment conducted by Auburn manufactures, markets and sells branded sport socks for men, women and children under established brand names such as Wilson, Coca-Cola and Converse in the U.S. and Europe and under the Dunlop brand name in Europe. Auburn has operations in the United States and Ireland. Auburn markets to a diversified customer base in the U.S. and Europe, including volume retailers, department stores, wholesale clubs and major sporting good chains. These strong brand names and Auburn's long-term reputation for quality facilitate a multi-channel distribution strategy. Auburn competes effectively in these distribution channels by offering its branded products at competitive prices, operating as a low-cost producer, servicing customers with quick turnaround, and maintaining strong customer relations.

        BUSINESS SEGMENT DATA

               For information regarding net sales, income (loss) before interest and income taxes and assets by industry segment, reference is made to the information presented in Note 18 "Business Segments and Geographic Areas" to the consolidated financial statements.

GENERAL

               MANUFACTURING AND SOURCING

               Through its own and third party manufacturing operations, Gerber is able to control the knitting, cutting, sewing, embroidering and packaging of its products. Over the last several years, Gerber has focused its operations on its manufacturing strengths such as knitting, cutting and sewing, and has discontinued its inefficient manufacturing operations such as spinning yarn and dyeing fabric. The Company believes that the combination of domestic and foreign production helps Gerber maintain competitive pricing by keeping costs low while fulfilling customer demand for fast turnaround on orders.

               Gerber has eight manufacturing operations, including one in each of South Carolina and Texas, two locations in North Carolina and three "9802" facilities in the Dominican Republic and one location in Mexico. The new facility in Mexico began operations in the fourth quarter of 1998. The lower labor costs in Mexico and proximity to new and existing markets ensures the Company's cost competitiveness and "just in time" deliveries. In addition, the facility can service the Canadian market under the NAFTA agreement, as well as South America without incurring duties. In "9802" facilities, U.S. components are shipped abroad, assembled, packaged and re-imported with duty charges assessed only on the value added abroad.

               In addition, the Company utilizes third party manufacturers (both domestically and offshore), and has entered into exclusive production agreements with certain contractors in the United States, Estonia, Guatemala and Mexico. These agreements are generally for terms of one year, payment is due within 30 days, the contractors must provide labor and conduct hiring practices consistent with local laws and the Company's condition of employment standards, and pricing terms are negotiated on an item by item basis.

               Hosiery segment manufacturing requires a capital intensive process through which the sock is knit in the greige, the toe is closed, the sock is bleached or dyed and then packaged for distribution. In the U.S., Auburn conducts knitting and toe closing operations at its manufacturing facility in Adairville, Kentucky. From time to time, Auburn also employs outside contractors to knit socks on a purchase order basis. The amount of socks knitted by such outside contractors is not material. The Adairville facility houses technologically advanced knitting and sewing equipment with no significant equipment older than five years. Auburn has implemented a computerized monitoring system of this machinery which increases efficiency, usage rates and productivity. Auburn's bleaching, dyeing, packaging and shipping operations are conducted at its facility in Auburn, Kentucky. Technological advances and other control mechanisms at both the Adairville and Auburn facilities allow Auburn to maximize productivity. The Company intends to invest in further technological advances as they become available.

               Outside the U.S., Auburn operates a facility in Cahirciveen, County Kerry, Ireland which conducts knitting, sewing, bleaching, packaging and shipping functions using machinery, processes and technology virtually identical to those of the U.S. facilities. The Ireland facility primarily supplies the European market (including Western Europe and Eastern Europe west of Russia) with the same branded American-style sports socks. In addition, the Company recently installed in the Ireland facility a computerized monitoring system similar to that which Auburn is currently implementing in its Adairville facility. Now fully operational in Ireland, the system has significantly increased efficiency and productivity at that facility. The Company believes that Auburn's ability to offer high quality, branded socks at competitive prices has been recognized by value-conscious Europeans, and that the low levels of similar product offerings at this time offer an opportunity to develop brand recognition in these markets.

        CUSTOMERS

               Certain of the Company's volume retailer and mid-tier department store customers account for significant portions of the Company's net sales. The Apparel segment directly services approximately 1,100 retail accounts, with its top 10 customers representing approximately 83% and 82% of total 1998 and 1997 sales, respectively. The Apparel segment had sales to Wal-Mart and two other customers that accounted for 40%, 11% and 10% of total Apparel sales in 1998, respectively; 43%, 10%, and 11% of total Apparel sales in 1997, respectively; 44%, 6%, and 10% of total Apparel sales in 1996, respectively. The Hosiery segment had sales to Wal-Mart that accounted for 45% of 1998 sales and 49% of its 1997 sales on a pro forma basis.

               The Company generally does not enter into long-term or other purchase agreements with its customers. Customer orders are received by the Company through one of two methods. With the exception of fashion-oriented and seasonal products, most customer orders are tied to a planogram, which is established by customers for setting up displays within their stores. Generally planograms are revised annually in these merchandise categories. The Company's customers, based on sales data captured at cash registers, generate orders for replenishment goods which are transmitted to the Company through its electronic data interchange ("EDI") systems. Replenishment orders for planogram merchandise are generally filled within three days. Under the second program, customer orders for fashion-oriented and seasonal products (e.g., blanket sleepers) are received on a purchase order basis and such orders are filled without an in-season reorder expectation.

        COMPETITION

               The infant and toddler apparel market is highly competitive. Both branded and private label manufacturers compete in the infant and toddler apparel markets. Competition generally is based upon product quality, brand name recognition, price, selection, service and convenience. Gerber's primary competitors include Fruit of the Loom, Inc. ("Fruit of the Loom"), the Hanes subsidiary of the Sara Lee Corporation ("Hanes"), The William Carter Company ("Carter's"), licensed products and firms using character licenses from Walt Disney Company, Inc. ("Disney") and others. Gerber also competes with certain retailers, including several which are customers of the Company, which have significant private label product offerings. Gerber's ability to compete depends, in substantial part, on the continued high regard for the Gerber brand name and the ability of Gerber to continue to offer high-quality products at competitive prices.

               The hosiery industry is highly fragmented and has significant branded and private label components. Competition is generally in terms of price, quality, service, brand recognition and style. Auburn's primary competitors include Hanes, which has the largest share of the market, Renfro Corporation ("Renfro"), Neuville Industries, Inc. ("Neuville") and the Russell Corporation ("Russell"). Auburn also competes with certain retailers, including several which are customers of the Company, which have significant private label product offerings. In addition, Auburn competes with private label manufacturers, including small, local manufacturers and large, public companies.

        PATENTS, LICENSES AND TRADEMARKS

               The Company is largely dependent on the use of the Gerber name. The Gerber name and trademark are exclusively licensed to the Company from GPC for use on certain clothing and textile products in the infant and toddler apparel market sold in the United States, Canada and the Caribbean. The product categories covered by the Gerber license include infant and toddler shoes, underwear, sleepwear (including blanket sleepers, pajamas and sleep 'n play), playwear, bed and bath products, reusable cloth diapers and diaper liners, bibs, hosiery, swimwear and gift sets and layette incorporating the above articles, in each case targeted to infants and toddlers. The terms and conditions for use of the Gerber name for other product categories and geographic areas must be negotiated by the Company on an individual basis. The Gerber license extends through 2006, after which there are two five-year renewal periods. GPC retains the rights under the license to produce, distribute, advertise and sell, and to authorize others to produce, distribute, advertise and sell, products under the Gerber name other than clothing and textile products. The Company is not required to pay royalty fees to GPC until 2002, although the Company is recording royalty expense to reflect such fees over the initial license period.

               The Company also licenses the Baby Looney Tunes brand name from the Warner Brothers division of Time-Warner, Inc. ("Warner Brothers") and the Curity brand name from The Kendall Company. The Company is licensed to use the Baby Looney Tunes brand name in the U.S. and Canada and the Curity brand name in the U.S. and internationally. The Baby Looney Tunes and Curity licenses are limited to certain product categories, including, in the case of Baby Looney Tunes, bath products, bedding, sleepwear, underwear, footwear, socks, layettes and infant and toddler playwear, and in the case of Curity, cloth diapers and diaper liners, underwear, hosiery, sleepwear (including blanket sleepers and sleep `n play) and certain other products, in each case for infants and toddlers. The Curity license automatically renews for periods of ten years. The Baby Looney Tunes license has recently been renewed and extends through December 31, 2000. The Company owns the Onesies trademark.

               Auburn also licenses properties from different companies for its products. The license from Wilson Sporting Goods Co. ("Wilson") expires in 2002 with a five year renewal period if certain sales targets are exceeded. Auburn has held this license since 1982. The license from Wilson can be terminated by Wilson if the employment of either Kevin K. Angliss or Donald J. Murphy with Auburn terminates. The license from Converse Inc. ("Converse") expires on December 31, 2001 with an obligation to enter into good faith discussions in 2001 with respect to a new three year contract. This license can be terminated by Converse if Kevin K. Angliss and Timothy Graham are no longer the principal managers of Auburn's Converse-brand product line. Messrs. Angliss, Murphy and Graham have not entered into employment agreements with Auburn. The Coca-Cola Company ("Coca-Cola") license was recently renewed through December 31, 1999 (with a one year renewal option for the year 2000). The license from Dunlop Slazenger International Ltd. ("Dunlop") expires in 2001 (with a five year renewal period if certain sales targets are exceeded). All of these licenses have particular geographic and other limitations, and the Company negotiates the terms and conditions for the use of such trademarks outside such limitations on an individual basis. The products covered by the licenses include (i) sport socks in the case of Wilson, (ii) men's, women's and youth's hosiery in all color combinations and styles in the case of Converse, (iii) athletic and casual socks in the case of Coca-Cola, and
(iv) sport and casual socks in the case of Dunlop.

               The Company has not experienced any proprietary license infringements or legal actions that have had a material impact on its financial condition or results of operations.

         RAW MATERIALS

               The Company depends on certain raw materials such as yarn for the manufacturing of its products. In order to hedge against price increases of yarn, the Company actively manages its cost through contracts with its yarn suppliers with terms of up to one year. With the exception of suppliers located in Ireland, the United Kingdom, Spain, Italy and Germany which provide yarn to the Company's Irish subsidiary, all of the Company's yarn suppliers are located in the U.S. None of the foreign suppliers, either individually or in the aggregate, provide material quantities of yarn to the Company. Management believes, however, that none of these suppliers are material and that there are many alternate sources from which yarn may be readily obtained.

         COST OF ENVIRONMENTAL COMPLIANCE

               The Company's manufacturing facilities and operations are subject to certain federal, state, local and foreign laws and regulations relating to environmental protection and occupational health and safety, including those governing wastewater discharges, air emissions, the management and disposal of solid and hazardous wastes, and the remediation of contamination associated with the release of hazardous substances. Prior to the Recent Acquisition, Auburn was cited for discharging contaminants into the sewer system from its facility in Auburn, Kentucky in excess of the amounts allowed under its permits. The condition underlying such violations were either fully remediated at an immaterial cost or are being remediated at an immaterial cost. Gerber and, other than the above, Auburn have never been cited, fined or otherwise held liable for violations of environmental statutes or regulations. In addition, the Company is not aware of any noncompliance with such laws and regulations. The Company has incurred, and will continue to incur, capital expenditures and operating expenses to comply with such requirements. However, the Company does not currently anticipate any material capital expenditures for environmental control facilities for the current or succeeding fiscal year. Nonetheless, there can be no assurance that such laws will not become more stringent or be interpreted and applied more stringently. Such future changes or interpretations or the identification of adverse environmental conditions previously unknown to the Company could result in additional compliance costs or in remediation costs to the Company.

               The Company's older facilities contain asbestos materials and lead-based paint in inactive areas utilized for the storage of records, machine parts and obsolete supplies, where the potential for worker exposure to such materials is minimal. If the Company were to elect to utilize such areas as active manufacturing or distribution facilities such that the potential for worker exposure would be increased, as a matter of policy the Company would undertake to remediate or encapsulate such materials. The cost of removing or encapsulating such materials from the Company's Pelzer, South Carolina facilities would be a material expenditure.

        BACKLOG OF ORDERS

               The Company delivers products throughout the year and generally experiences buy cycles during the first and third quarters. The EDI system and Vendor Managed Inventory ("VMI") programs have significantly reduced the average order period, which effectively reduces backlog. At December 31, 1998, the Company's backlog of orders for its products, all of which were expected to be shipped during fiscal 1999, was approximately $21.9 million as compared to approximately $20.2 million at December 31, 1997. Backlog as of any given date may not be indicative of backlog at a subsequent date. Therefore, a comparison of backlog from period to period is not necessarily an accurate indicator of eventual shipments.

        EMPLOYEES

               As of December 31, 1998, the Company had approximately 3,250 employees including approximately 2,000 in the United States and approximately 1,250 in foreign countries. None of the Company's employees are members of unions or are otherwise party to a collective bargaining agreement. Certain of the Company's employees in Ireland are subject to the national wage agreement in Ireland. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES.

               The following table sets forth the principal real property owned or leased by the Company and used as production, distribution, warehouse, manufacturing or other facilities as of December 31, 1998:

                                                                                  Owned                Approximate
            Location                                    Use                     or Leased         Floor Space (Sq. Ft.)
---------------------------------        --------------------------------       ---------        ----------------------
APPAREL SEGMENT:
    Ballinger, TX                        Manufacturing                            Owned                   85,000
    Ballinger, TX                        Warehouse, Distribution                  Leased                  70,000
    Evergreen, AL                        Warehouse, Distribution                  Leased                 255,000
    Dominican Republic
      (Three Facilities)                 Manufacturing                            Leased                  90,000
    Lumberton, NC
      (Two Facilities)                   Manufacturing                            Owned                  183,000
    Pelzer, SC (Two Facilities)          Manufacturing, Distribution              Owned                  804,000
    Matamoros, Mexico                    Manufacturing                            Leased                  74,000

HOSIERY SEGMENT:
    Adairville, KY                       Manufacturing                            Owned                   72,000
    Auburn, KY                           Manufacturing, Distribution and
                                           Administration                         Owned                  160,000
    Cahirciveen, Ireland                 Manufacturing, Distribution and
      (Two Facilities)                     Administration                         Leased                  62,000

               In addition to the facilities described above, the Company leases 48,000 square feet for its headquarters in Greenville, South Carolina and approximately 16,000 square feet for its executive offices and showroom in New York, New York. From time to time, the Company also uses storage space in warehouses in Franklin, Kentucky and Monroeville, Alabama. The Company holds a purchase option for the Evergreen, Alabama warehouse which is exercisable at any time during the 15 year lease term at a price of two dollars. The Company also holds a purchase option on the Matamoros, Mexico lease which is exercisable during the life of the lease for a price of approximately $2.6 million.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

               For a discussion of environmental and other regulatory matters see "Item 1. Business - General - Cost of Environmental Compliance."


ITEM 3.  LEGAL PROCEEDINGS.

               The Company is involved from time to time in various routine legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of its business. The Company has been active in pursuing actions against counterfeiters and diverters of its products. In the opinion of the Company's management, the resolution of such matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION FOR COMMON STOCK

               Gerber Childrenswear, Inc.'s common stock is traded on the New York Stock Exchange. The following table reflects the range of high and low selling prices of Gerber Childrenswear, Inc.'s Common Stock by quarter from the time of the Company's initial public offering in June 1998.

                                                                                    1998
                                                                         ------------------------
                                                                          HIGH              LOW
                                                                         -------          -------
                     First Quarter...................................      N/A              N/A
                     Second Quarter (beginning June 11, 1998)........    16 1/16          14 7/16
                     Third Quarter...................................    16 5/8            7 3/8
                     Fourth Quarter..................................    10 3/8            5 1/4

HOLDERS

               At March 16, 1999, there were approximately 89 holders of record of Common Stock and two holders of record of Class B Common Stock.

DIVIDENDS

               The Company has not paid any dividends with respect to the Common Stock. The Company presently intends to retain future earnings to finance its growth and development and therefore does not expect to pay any cash dividends in the foreseeable future. In addition, the Company's Credit Agreement restricts the payment of cash dividends by the Company (subject to certain limited exceptions), and the Company may in the future enter into loan or other agreements or issue debt securities or preferred stock that restrict the payment of dividends. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors of the Company (the "Board"). Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed appropriate by the Board.

ITEM 6.  SELECTED FINANCIAL DATA.

ANNUAL FINANCIAL DATA

               The following table presents (i) selected historical consolidated financial data of the Predecessor Company as of and for the nine months ended December 31, 1994 and as of and for the year ended December 31, 1995 and (ii) selected historical consolidated financial information of the Company at December 31, 1996 and for the period from January 22, 1996 to December 31, 1996 and as of and for the years ended December 31, 1997 and 1998. The selected consolidated financial data of the Predecessor has been derived from the financial statements of the Predecessor for the year ended December 31, 1995, the selected financial data of the Company for the period from January 22, 1996 to December 31, 1996, as well as the year ended December 31, 1997 and 1998 has been derived from the financial statements of the Company. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7.

                                                                                                            Predecessor
                                                                               Company                        Company
                                                              --------------------------------------    --------------------
                                                                                         Period from                  Nine
                                                                 Year          Year      January 22,     Year        Months
                                                                Ended         Ended        1996 to       Ended        Ended
                                                                                        December 31,
                                                              --------------------------------------------------------------
Statements of Income Data:                                       1998        1997 (a)      1996 (b)     1995 (c)      1994
                                                              ---------     ---------     ---------     --------    --------
                                                                            (In millions, except per share data)
Net sales ..............................................      $   278.5     $   202.0     $   185.2     $  197.4    $  144.1
Cost of sales ..........................................          209.5         146.3         138.6        156.4       113.1
                                                              ---------     ---------     ---------     --------    --------
Gross margin ...........................................           69.0          55.7          46.6         41.0        31.0
Selling, general and administrative expenses ...........           38.5          27.7          23.9         24.6        19.1
Stock compensation (d) .................................         --               9.5        --           --          --
Other ..................................................         --                .2            .7       --              .5
                                                              ---------     ---------     ---------     --------    --------
Total operating expenses ...............................           38.5          37.4          24.6         24.6        19.6
                                                              ---------     ---------     ---------     --------    --------
Income before interest and income taxes ................           30.5          18.3          22.0         16.4        11.4
Interest expense, net ..................................            5.8           5.8           6.3       --              .7
                                                              ---------     ---------     ---------     --------    --------
Income before income taxes and extraordinary item, net .           24.7          12.5          15.7         16.4        10.7
Provision for income taxes .............................            8.7           4.8           6.2          6.3         4.2
                                                              ---------     ---------     ---------     --------    --------
Income before extraordinary item, net ..................           16.0           7.7           9.5         10.1         6.5
Extraordinary item, net (e) ............................            (.2)          (.7)       --           --          --
                                                              ---------     ---------     ---------     --------    --------
Net income .............................................           15.8           7.0           9.5         10.1         6.5
Less preferred stock dividends .........................            (.8)         (1.6)         (1.3)      --          --
                                                              ---------     ---------     ---------     --------    --------
Net income available to common shareholders ............      $    15.0     $     5.4     $     8.2     $   10.1    $    6.5
                                                              =========     =========     =========     ========    ========

Earnings per common share ..............................      $    1.06     $     .48     $     .72
Earnings per common share - assuming dilution ..........      $     .85     $     .37     $     .53

                                                                                          Predecessor
                                                               Company                      Company
                                                 ---------------------------------   --------------------
                                                                      December 31,
                                                 --------------------------------------------------------
Balance Sheet Data:                                 1998        1997        1996       1995        1994
                                                 --------    --------    --------    --------    --------
Working capital ...........................      $   82.7    $   65.9    $   56.2    $   69.6    $   63.3
Total assets ..............................         185.7       163.9       106.1       103.2       110.3
Total debt ................................          39.7        77.0        43.4        --          --
Preferred stock including accrued dividends          --          14.6        13.1        --          --
Investment by GPC .........................          --          --          --          79.1        81.6
Shareholders' equity ......................      $   98.9    $   19.4    $    9.1        --          --

See following page for notes to the selected financial data.

---------------

(a) Includes the following operating results for Auburn and Sport Socks Ireland for the period December 17, 1997 through December 31, 1997 (in millions).

                        Net Sales ...........................      $  1.5
                        Gross Margin ........................          .2
                        SG&A Expenses .......................          .2
                        Loss before interest and income taxes         *
                        Net loss ............................         *

* Less than $50,000.

(b) Excludes the Predecessor Company's unaudited operations for the period January 1, 1996 through January 21, 1996 (in millions).

                        Net Sales ...........................      $  6.7
                        Gross Margin ........................         1.1
                        SG&A Expenses .......................         1.4
                        Loss before interest and income taxes         (.3)
                        Net loss ............................         (.2)

(c) The Predecessor Company operated as a wholly-owned subsidiary of GPC until being divested by GPC on January 22, 1996. The financial data for the Predecessor Company is not entirely comparable to that of the Company due to certain factors including the following:

       (i) The Predecessor Company did not incur any royalty expense for the use of the Gerber name and baby head logo. During the period from January 22, 1996 to December 31, 1996, and for the years ended December 31, 1997 and 1998, the royalty expense to GPC was approximately $1.9 million, $3.5 million and $2.8 million, respectively.

       (ii) The Predecessor Company's net sales in 1995 included approximately $8.3 million of net sales at cost to GPC that generated no gross margin. Net sales to GPC in 1996, 1997 and 1998 of approximately $6.2 million, $4.3 million and $1.1 million, respectively, generated gross margins in 1996, 1997 and 1998 of approximately $950, $598 and $205, respectively.

       (iii) The Predecessor Company was included in various self-insurance programs provided by GPC, including medical, dental, workers' compensation, comprehensive general and excess liability and property damage and business interruption. GPC also provided management information services to the Predecessor Company and allocated a portion of the expenses incurred to the Predecessor Company. In addition, the Predecessor Company was allocated a portion of legal and professional costs for services directly attributable to the Predecessor Company. Certain services were provided by GPC's corporate staff, for which no charge was made to the Predecessor Company. Management believes the aggregate cost of these unallocated services was insignificant. The Predecessor Company was charged for all outside legal and professional expenses directly attributable to it.

       (iv) In 1995, the Predecessor Company had no long term debt and was not charged any interest expense as a subsidiary of GPC.

       (v) The provision for income taxes of the Predecessor Company results from applying the Federal and state statutory rates to the operations of a stand-alone company.

(d) Represents expense related to stock compensation incurred in connection with the sale of capital stock below fair market value to executives and management of the Company.

(e) In June 1998, the Company repaid senior and junior subordinated notes in the principal amount of $22.5 million and $11.0 million, respectively. The write-off of unamortized discount and loan costs totaled $.3 million (net of an income tax benefit of $.2 million). In 1997, the Company expensed unamortized loan costs and a prepayment penalty of $.7 million (net of an income tax benefit of $.5 million) in connection with the replacement of the Company's then existing credit facility with the current Credit Agreement.

QUARTERLY FINANCIAL DATA

               For information regarding quarterly financial data, reference is made to Note 19 "Selected Quarterly Financial Data - (Unaudited)" to the consolidated financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INITIAL PUBLIC OFFERING

               During June 1998, the Company consummated its Offering with 4,140,000 shares (including the exercise of the underwriters' over-allotment option) of its Common Stock being sold at a price of $13.00 per share. The net proceeds from the Offering were $48.7 million and were used to: (a) repay a senior subordinated note in the aggregate principal amount of $22.5 million; (b) repay a junior subordinated note in the aggregate principal amount of $11.0 million; (c) repay certain other indebtedness of the Company in the aggregate principal amount of $14.8 million; and (d) redeem 2,828.4 shares of the Company's redeemable preferred stock in the aggregate amount of approximately $0.4 million held by certain of its officers.

MEXICAN FACILITY

               In order to provide low cost production on a timely basis and to diversify the Company's manufacturing base, the Company leased a 74,000 square foot manufacturing facility in Matamoros, Mexico in October 1998. The Company will be leasing the facility for approximately $22,000 per month for an initial term of 10 years with the option to extend the lease for two consecutive five year periods. The Company maintains a purchase option during the lease term for approximately $2.6 million. The lower labor costs and proximity to new and existing markets insures the Company's cost competitiveness and "just in time" deliveries. In addition, the facility can service the Canadian market under the NAFTA agreement, as well as South America, without incurring duties.

YEAR 2000 COMPLIANCE

               The Year 2000 ("Y2K") problem is a result of computer programs having been written using two rather than four digits to identify an applicable year. Any equipment that has time sensitive embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer programs/embedded chips could cause systems to fail or other errors, leading to possible disruptions in operations or creation of erroneous results. The Company, in an enterprise-wide effort, is taking steps to ensure that its internal systems are secure from such failure and that its current products will perform. The Company created a Y2K Compliance Project that focused on three primary areas of concern: the Company's Information Technology ("IT plan"), other Non-IT equipment ("Non-IT plan") and third party suppliers and customers ("TP plan").

               The IT plan was begun in 1997 and consisted of three phases: 1) investigation of the Company's affected systems; 2) assessment and design of a remediation plan; and 3) remediation and testing. As of December 31, 1998, the Company had completed the first and second phase and was 75% complete on the third phase of the IT plan. The remaining 25% of the third phase consists of system wide testing. Each IT system has been tested individually but not in conjunction with the overall MIS environment. The Company established a testing date in the first quarter of 1999, whereby all systems were rolled to year 2000, to determine if there were any remaining deficiencies. Based on this system wide testing, only minor problems were noted. The Company is currently addressing all deficiencies noted and anticipates completion of this third phase by the end of the first quarter of 1999. The Company believes that all internal IT systems necessary to manage the business effectively have been replaced, modified or upgraded.

               The Non-IT plan was begun in 1998 and consists of two phases: 1) identification and assessment of the Company's Non-IT equipment; and 2) remediation and/or development of contingency plans. The Company's Non-IT equipment used to conduct business at its business locations consist primarily of production equipment, fire prevention equipment, security system equipment, office equipment (besides computers), and communications equipment. The Company is presently investigating whether time sensitive embedded chips are used in its Non-IT equipment and if significant, are contacting the equipment vendors (via Y2K questionnaires) to determine the status of their Y2K readiness. Based on the results (as received) from the Y2K questionnaire, the Company is currently in the process of developing contingency plans to minimize identified exposures. Contingency plans include, but are not limited to, using alternate vendors, using manual interfaces, and hard copies. The Company does not currently believe that it faces material adverse issues related to its Non-IT equipment, although there can be no assurance that this will be the case.

               Like every other business, the Company is at risk from potential Y2K failures on the part of its major business partners, including, but not limited to, suppliers, vendors, financial institutions, benefit providers, payroll services, and clients, as well as potential failures in public and private infrastructure services, including electricity, water, transportation, and communications. The Company in 1998 began its TP plan by initiating communications (with Y2K questionnaires) with significant third party businesses. The Company is reviewing the responses as received and is assessing the third parties' efforts in addressing Y2K issues and is in the process of determining the Company's vulnerability if these third parties fail to remediate their Y2K problems. Contingency plans are being developed and include, but are not limited to, using alternate vendors, using manual interfaces, and hard copies. There can be no guarantee that the systems of third parties will be remediated on a timely basis, or that such parties' failure to remediate Y2K issues would not have a material adverse effect on the Company.

               The total cost of adapting the Company's systems to the Y2K problem is now estimated at approximately $350,000. Expenses incurred up to and including 1998 totaled $300,000. The remaining provisions established by the Company are expected to be adequate to cover costs still to be incurred. Provisions have not been made for expenses that may arise from problems occurring from third party non-compliance.

               The goal is to have all significant Non-IT systems Y2K compliant during the first half of 1999. This should allow time before December 31, 1999, to verify or complete contingency plans for customers, suppliers and other third parties who may not be Y2K compliant. Major business risks associated with the Y2K problem include, but are not limited to, infrastructure failures, disruptions to the economy in general, excessive cash withdrawal activity, closure of government offices, foreign banks, and clearing houses, and a general slow down in the economy. These risks, along with the risk of the Company failing to adequately complete the remaining parts of its Y2K Compliance Project and the resulting possible inability to properly process core business transactions and meet contractual servicing agreements, could expose the Company to loss of revenues, litigation and fluctuations in the price of the Company's common stock. The Y2K problem is unique in that it has never previously occurred; thus, it is not possible to completely foresee or quantify the overall or any specific financial or operational impacts to the Company or to third parties which provide significant services to the Company. The foregoing constitutes a "forward-looking statement" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. It is based on management's current expectations, estimates and projections, which could ultimately prove to be inaccurate. Factors which could affect the Company's ability to be Y2K compliant by the end of 1999 include the failure of customers, suppliers, governmental entities and others to achieve compliance and the inaccuracy of certifications received from them.

CASUALTY EVENT - HURRICANE GEORGES

               In late September 1998, the Company's three plants in the Dominican Republic sustained property damage and began to experience business interruption losses associated with Hurricane Georges. The Company has maintained property damage insurance and is currently working with its insurance providers in determining the estimated proceeds for the loss.

The Company had fully recovered the production levels of its Dominican Republic plants by the end of the first quarter of 1999. The Company has maintained business interruption insurance and is currently working with its insurance providers in determining the estimated loss value of production/sales. The final outcome/settlement of this claim can not be presently determined and thus no amounts have been recorded in the statement of income for the year ended December 31, 1998. The final outcome may or may not have a material impact on the statement of income in the year in which an outcome/settlement is made; however, the Company does not believe that the final outcome/settlement will have a material impact on the Company's financial position, although there can be no assurance that this will be the case.

SEASONALITY

               In the Apparel segment, sales are typically higher in the third and fourth quarters. The Company believes that there are three main reasons for this trend in the third quarter: (i) sales of blanket sleepwear occur mostly during this period; (ii) a portion of the Company's underwear business is seasonal in that a product line for the fall season incorporates seasonal designs, prints, colors and fabric weight; and (iii) sales in general rise as retailers prepare for events such as back-to-school season (as consumers visit stores to buy clothing for older children) and retailer initiated promotions of baby apparel. In the fourth quarter, such trend is primarily due to greater sales of blanket sleepers in the early fourth quarter and increased sales of playwear in the late fourth quarter.

               In the Hosiery segment, sales are generally non-seasonal, but Auburn does experience somewhat higher sales in the second and third quarters as a result of the seasonal use of the product and back to school sales. Auburn's business is also influenced by promotions instituted by its customers.

RESULTS OF OPERATIONS

               The following table sets forth, for the periods indicated, income statement data expressed as a percentage of revenue. Any trends reflected by the following table may not be indicative of future results.

                                                                       Percent of Net Sales
                                                          ------------------------------------------
                                                                                       Period from
                                                                                       January 22,
                                                           Year Ended    Year Ended      1996 to
                                                          December 31,   December 31,   December 31,
                                                              1998          1997          1996
                                                          -----------------------------------------
Net sales ............................................        100.0%        100.0%        100.0%
Cost of sales ........................................         75.2          72.4          74.8
                                                              -----         -----         -----
Gross margin .........................................         24.8          27.6          25.2
Selling, general & administrative expenses ...........         13.8          13.7          12.9
Stock compensation ...................................          0.0           4.7           0.0
Other ................................................          0.0           0.1           0.4
                                                              -----         -----         -----
Income before interest and income taxes ..............         11.0           9.1          11.9
Interest expense, net ................................          2.1           2.9           3.4
                                                              -----         -----         -----
Income before income taxes and extraordinary item, net          8.9           6.2           8.5
Provision for income taxes ...........................          3.1           2.4           3.4
                                                              -----         -----         -----
Income before extraordinary item, net ................          5.8           3.8           5.1
Extraordinary item, net ..............................         (0.1)         (0.3)          0.0
                                                              -----         -----         -----
Net income ...........................................          5.7%          3.5%          5.1%
                                                              =====         =====         =====

BUSINESS SEGMENT DATA

               For information regarding net sales, income (loss) before interest and income taxes and assets by industry segment, reference is made to the information presented in Note 18 "Business Segments and Geographic Areas" to the consolidated financial statements.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

               Net sales. Apparel net sales were $212.4 million for 1998, an increase of $11.9 million or 5.9% over net sales of $200.5 million for 1997 due to increased unit volume sales. Hosiery net sales were $66.1 million in 1998 compared to $1.5 million and $69.6 million for the two week period ended December 31, 1997 and pro forma net sales for 1997, respectively.

               Gross margin. Gross margin as a percentage of net sales declined from 27.6% in 1997 to 24.8% in 1998. The decrease in gross margin was due in part to Hosiery sales, which typically have lower gross margins than Apparel sales, and in part to underabsorbed overhead, sales allowances and inventory markdowns for Apparel due to lost production associated with Hurricane Georges and inventory reduction efforts in late 1998.

               Selling general & administrative expenses, excluding stock compensation. Selling, general and administrative expenses (excluding stock compensation) as a percentage of net sales increased to 13.8% in 1998, from 13.7% in 1997. The increase is primarily due to higher than expected distribution costs at the Apparel segment.

               Stock Compensation. In 1997, stock compensation of $9.5 million was incurred in connection with the sale of stock below its fair market value to certain executives and managers of the Company.

               Income before interest and income taxes. Apparel income before interest and income taxes as a percentage of Apparel sales was 12.0% in 1998 compared to 9.1% in 1997. Excluding stock compensation, Apparel income before interest and income taxes as a percentage of Apparel sales was 13.9% in 1997 due to higher gross margins. The Hosiery segment income before interest and taxes was 7.7% of Hosiery sales in 1998 compared to 3.7% for pro forma 1997. The improvement resulted from reduced SG&A expenses in 1998, including a $1.8 million year over year reduction in expense from forward foreign currency exchange contracts.

               Interest expense, net. Interest expense was approximately $5.8 million in both 1998 and 1997. Interest expense reflects the higher debt levels maintained most of the year associated with the acquisition of the Hosiery operations and higher Apparel inventories, offset by the Offering proceeds used to repay debt in June 1998.

               Provision for income taxes. Provision for income taxes was $8.6 million in 1998, compared to $4.8 million in 1997. The effective tax rate was 35.0% for 1998 compared to 38.2% for 1997. The Company's effective income tax rate differed from the prior period effective rate due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

               Extraordinary item, net. The Company repaid senior and junior subordinated notes in June 1998 with the proceeds from the Offering, resulting in the write-off of unamortized discount and loan costs of approximately $.3 million (net of an income tax benefit of $.2 million). In 1997, unamortized loan costs and a prepayment penalty of $.7 million (net of an income tax benefit of $.5 million) were expensed in connection with the replacement of the Company's then existing credit facility with its current Credit Agreement.

               Net income. As a result of the above, net income was $15.8 million for 1998, a 124.8% increase over the $7.0 million in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO PERIOD FROM JANUARY 22, 1996 TO DECEMBER 31, 1996

               Net sales. Net sales were $202.0 million in 1997, an increase of $16.8 million, or 9.1%, from net sales of $185.2 million for the period January 22, 1996 to December 31, 1996. The revenue in 1997 included three weeks of additional results compared to 1996 and also included $1.5 million relating to Hosiery sales following the acquisition of the Hosiery segment on December 17, 1997. Excluding Hosiery results in 1997 and including the Predecessor Company's results for the period January 1, 1996 through January 21, 1996, the increase in net sales was $9.0 million, primarily resulting from increases in unit sales to existing customers in core categories. The growth in unit sales was primarily due to a greater emphasis on developing new product categories and the introduction of new displays offering promotional buying advantages for the consumer.

               Gross margin. Gross margin as a percentage of net sales increased to 27.6% in 1997 from 25.2% in 1996. Gross margin is determined after accruing royalty expense under the Gerber license agreement of $3.5 million in 1997 versus $1.9 million in 1996. The principal reasons for the improved gross margin as a percentage of net sales were lower manufacturing costs resulting from improved operating efficiency, increased production in owned facilities and a greater percentage of products made offshore.

               Selling, general & administrative expenses, excluding stock compensation. Selling, general and administrative expenses (excluding stock compensation) as a percentage of net sales were 13.7% in 1997, versus 12.9% in 1996. The increase was principally due to expanding the Company's merchandising and selling efforts to support sales growth, plus the cost in 1997 to relocate central distribution activities into a lower cost facility in another state.

               Stock compensation. In 1997, stock compensation of $9.5 million was incurred in connection with the sale of stock below its fair market value to certain executives and managers of the Company.

               Income before interest and income taxes. Income before interest and income taxes was $18.3 million in 1997, compared to $22.0 million in 1996. Excluding stock compensation, 1997 income before interest and income taxes would have been $27.7 million, or 13.7% of net sales compared to 11.9% in 1996. The improvement resulted from the increased sales and improved gross margin percentage.

               Interest expense, net. Interest expense, net, was $5.8 million for 1997 compared to $6.3 million for 1996. This decrease was primarily due to decreased average debt outstanding and a more favorable rate structure for 1997 as compared to 1996.

               Provision for income taxes. Provision for income taxes was $4.8 million in 1997 compared to $6.2 million in 1996. The effective tax rate was 38.2% for 1997 as compared to 39.7% for 1996. The higher effective tax rate in 1996 was primarily due to permanent non-deductible items associated with the acquisition of the Company.

               Extraordinary item, net. In connection with the Recent Acquisition, the senior credit facility was replaced. The deferred financing costs associated with this old facility were written off and charged to operations in 1997. This expense, along with the associated prepayment penalties, was approximately $0.7 million (net of a tax benefit of $0.5 million) in 1997.

               Net income. As a result of the above, net income was $7.0 million for 1997 and $9.5 million for 1996. Excluding the impact of the stock compensation, net income for 1997 would have been $12.9 million, a 35.8% increase over 1996.

LIQUIDITY AND CAPITAL RESOURCES

               The Company's primary cash needs are working capital, capital expenditures, and debt service. The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow, in addition to funds borrowed under the Company's Credit Agreement.

               For the Apparel segment, working capital requirements vary throughout the year. Working capital increases during the first half of the year as inventory, primarily blanket sleepers, builds to support peak shipping periods. The Hosiery segment is less seasonal and, while working capital tends to increase slightly during the second half of the year, the variation is small.

         Net cash (used in) provided by operating activities was $(3.9) million, $(5.0) million and $32.3 million for 1998, 1997 and 1996, respectively. The decrease in net cash provided by operating activities for 1998 and 1997 compared to 1996 is primarily due to an increase in inventory and accounts receivable. Inventory increased $15.9 million and $15.0 million in 1998 and 1997, respectively. The higher inventories in 1998 resulted from inefficiencies in the Company's production planning system (which is currently being upgraded) and inefficiencies still occurring at the Company's new distribution center. The higher inventories in 1997 represented higher levels of safety stocks maintained on hand to minimize delivery time and properly service customers to limit disruptions to customers during the transition to a new distribution warehouse in 1997 and as a result of the need to keep more inventory on hand due to increased reliance on offshore sourcing. The increase in accounts receivable of $2.9 million and $8.1 million in 1998 and 1997 is primarily due to the timing of sales and collections. In addition, accounts receivable for 1997 compared to 1996 was higher due to (i) shipments being made earlier in the fourth quarter of 1996, as compared to later in the fourth quarter of 1997, (ii) the inclusion of $7.5 million of accounts receivable by Auburn at December 31, 1997 due to the December 1997 acquisition of Auburn and (iii) the shipping by the Company of certain orders later in December 1997 than typical, and increased shipments during December 1997, resulting in higher receivables balances at December 31, 1997. The decrease in accrued expenses in 1998 compared to 1997 was primarily related to (i) the payment of the 1997 stock compensation withholding taxes of approximately $4.6 million, (ii) $2.1 million reduction of corporate incentives and (iii) $2.8 million reduction in interest due to the repayment of all or a portion of the senior subordinated note payable, junior subordinated note payable and term loan in connection with the Company's Offering. Income taxes payable increased (decreased) $10.3 million and $(10.2) million in 1998 and 1997, respectively. The change year over year primarily related to differences in the timing of payments and due to the tax impact of stock compensation late in 1997. The increase in net cash provided by operating activities from January 22, 1996 to December 31, 1996 was primarily due to (i) a $10.5 million decrease in inventory due to a corporate focus on decreasing slow moving inventories, (ii) an increase of $10.3 million in 1996 in accrued expenses and accounts payable, and (iii) a $6.0 million increase in 1996 income tax payable.

               The Company invested $5.0 million, $4.2 million and $1.0 million in capital expenditures during 1998, 1997 and 1996, respectively. These expenditures consisted primarily of normal replacement of manufacturing equipment, purchases of office equipment and upgrades to information systems. In addition, the Company relocated its distribution center in 1997 resulting in a one-time capital expenditure of $2.0 million. The Company is budgeting an aggregate of $9.2 million for capital expenditures in 1999 including $3.4 million to replace or upgrade manufacturing equipment, $1.9 million for new knitting/toe closing machines and $3.4 million to upgrade MIS systems. Gerber's portion of the overall capital expenditures, $5.6 million, includes $3.4 million for MIS systems upgrades; which the Company believes, if fully implemented, could provide efficiencies in the areas of product development, forecasting and planning.

               Net cash provided by (used in) financing activities was $10.0 million, $30.3 million and $(17.7) million for 1998, 1997 and 1996, respectively. The increase in cash provided by financing activities for 1998 and 1997 consisted of borrowings under the Company's revolving credit agreement to fund the seasonally increased working capital needs as well as higher inventory levels maintained. In addition, in 1998 the Company used the net proceeds of $48.7 million from its Offering and the exercise of the over-allotment option to: (a) repay a senior subordinated note in the aggregate principal amount of $22.5 million; (b) repay a junior subordinated note in the aggregate principal amount of $11.0 million; (c) repay certain other indebtedness of the Company in the aggregate principal amount of $14.8 million; and (d) redeem 2,828.4 shares of the Company's redeemable preferred stock in the aggregate amount of approximately $0.4 million held by certain of its officers.

               Under the terms of a ten year license agreement between the Company and GPC, the initial term of which expires in 2006, the Company is not required to pay royalty fees to GPC until the year 2002. Commencing in 2002, the Company is required to pay an escalating royalty fee as a percentage of net sales of Gerber licensed products throughout the term of the license agreement and in each year of the two consecutive five-year renewal terms if such renewal terms are negotiated. The Company is recording charges against earnings in accordance with generally accepted accounting principles in order to ensure a straight-line effect of the total royalty expense expected to be incurred over the initial ten year license term. The charges recorded prior to 2002 represent non-current liabilities that will begin to be paid to GPC in 2002. The initiation of such royalty payments in year 2002 may adversely affect the Company's cash flow.

               In connection with the acquisition of Auburn, the Company's then-existing senior credit facility was refinanced and replaced with a new Credit Agreement which consisted of a $40.0 million term loan to finance the Acquisition and a $60.0 million revolving facility to fund current working capital requirements. The Company had approximately $15.3 million outstanding and $37.6 million available under the revolving credit portion of the Credit Agreement at December 31, 1998. The Credit Agreement subjects the Company to standard covenants and events of default. As of December 31, 1998, the Company was in compliance with all such covenants and was not in default.

               Auburn's Irish subsidiary maintains an IR(pound)1.6 million loan facility (U.S. $2.4 million as of December 31, 1998) with the National Irish Bank consisting of a combined term loan, overdraft, guarantee and foreign exchange line. This facility is subject to annual review. The overdraft facility and foreign exchange line are available at the Company's discretion with each term loan draw down subject to the National Irish Bank's approval. At present, the Irish subsidiary has no outstanding balances under any portion of the loan facility. In addition, the Irish subsidiary has received capital and employment grants from the Industrial Development Authority (the "IDA") which could become repayable to the IDA (if certain conditions are not met) in the aggregate amount of up to IR(pound)1,815,800 (U.S. $2.7 million) as of December 31, 1998. Auburn is a party to two loan agreements with the County of Logan,

Kentucky related to the issuance in 1989 of two series of industrial revenue bonds of which approximately $2.2 million remained outstanding at December 31, 1998.

               The Company believes that cash generated from operations, together with amounts available under the Credit Agreement and the Irish subsidiary's loan facility with the National Irish Bank, will be adequate to meet its working capital, capital expenditures, and debt service requirements for the next 12 months.

INFLATION

               In general, costs are affected by inflation and the Company may experience the effects of inflation in future periods. The Company does not currently consider the impact of inflation to be significant in the businesses or countries in which the Company operates.

RECENT ACCOUNTING STANDARDS

               In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of FAS 133 is not anticipated to have a material impact on the Company's financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

               The Company considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments at December 31, 1998. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate and foreign currency exchange rate risks.

        INTEREST RATES

               The Company's balance sheet consists of a revolving credit facility and a term loan that are subject to interest rate risk. Both loans are priced at floating rates of interest, with a basis of LIBOR or prime rate at the Company's option. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company's interest expense. At December 31, 1998, the Company performed sensitivity analysis to assess the potential effect of a 1% increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company's financial position, results of operations or cash flows.

        FOREIGN CURRENCY EXCHANGE RATES

               The Company's earnings are affected by fluctuations in the value of the U.S. Dollar as compared to foreign currencies, predominately in European countries, as a result of the sale of its products in foreign markets and translation adjustments associated with the conversion of the Company's foreign subsidiaries into the reporting currency (U.S. Dollar). As such, the Company's exposure to changes in foreign currency exchange rates could impact the Company's financial position, results of operations or cash flows. At December 31, 1998, the Company performed sensitivity analysis to assess the potential effect of a 10% increase or decrease in foreign exchange rates and concluded that near-term changes in exchange rates should not materially affect the Company's financial position, results of operations or cash flows. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates did not factor in a potential change in sales levels or local currency prices.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               See Index to Consolidated Financial Statements which appears on page F-1 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

               Information required by this Item will be contained in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed on or before April 30, 1999, and such information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

               Information required by this Item will be contained in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed on or before April 30, 1999, and such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

               Information required by this Item will be contained in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed on or before April 30, 1999, and such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

               Information required by this Item will be contained in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed on or before April 30, 1999, and such information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (1) Listing of Documents.

               (a) Financial Statements. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page F-1.

               (b) Financial Statement Schedules.

                     (i) Schedule II - Supplemental Schedule of Valuation and Qualifying Accounts

                              All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore have been omitted.

          (2) Reports on Form 8-K.

               None.

          (3) Exhibits.

Exhibit
 Number                                  Description
-------           --------------------------------------------------------------

  3.1      (1)    Form of Amended and Restated Certificate of Incorporation of
                  the registrant.
  3.2      (1)    Form of Amended and Restated Bylaws of the registrant.
  4.1      (1)    Form of certificate representing shares of Common Stock, $0.01 par value per share.
  4.2      (1)    Credit Agreement by and among GCIH, Auburn, GCI, the domestic subsidiaries of the same and various lending institutions
                  dated as of April 3, 1998.
  4.3      (1)    First Amendment to Credit Agreement by and among GCIH, Auburn,
                  GCI, the domestic subsidiaries of the same and various lending institutions dated as of April 3, 1998.
  4.4      (1)    Second Amendment to Credit Agreement by and among GCIH,
                  Auburn, GCI, the domestic subsidiaries of the same and various lending institutions dated as of June 4, 1998.
  4.5      (2)    Gerber Childrenswear, Inc. 1998 Long-Term Performance
                  Incentive Plan, dated as of March 3, 1998.
 10.1      (1)    Stock Purchase Agreement by and between GPC and GCIH dated as of December 14, 1995.
 10.2      (1)    Form of Executive Stock Purchase Agreement between GCIH and certain of its Executives, each dated January 22, 1996.
 10.3      (1)    Form of Manager Securities Purchase Agreement between GCIH and certain of its Managers.
 10.4      (1)    Securities Purchase Agreement by and between GCIH and CVC, dated as of January 22, 1996.
 10.5      (1)    Form of Director Stock Purchase Agreement between GCIH and certain of its directors.
 10.6      (1)    Amended and Restated Registration Rights Agreement by and
                  between GCIH, Citicorp Venture Capital, Ltd., and other
                  stockholders of GCIH, dated as of June 5, 1998.
 10.7      (1)    Stock Purchase Agreement by and among GCIH, James P. Manning,
                  Eileen Manning and Certain Charitable Remainder Trusts dated as of November 12, 1997.
 10.8      (1)    Share Purchase Agreement by and among GCIH, James P. Manning and Eileen Manning dated as of December 16, 1997.
 10.9      (1)    Amended and Restated Senior Subordinated Credit Agreement
                  dated as of December 17, 1997 by and among GCIH, GCI, CMP and others.
 10.10     (1)    Subordination and Intercreditor Agreement by and among
                  Nationsbank, CMP, GCI and others dated as of December 17,
                  1997.
 10.11     (1)    12% Junior Subordinated Note in the face amount of
                  $11,000,000, issued by GCIH to GPC as of December 29, 1997.
 10.12     (1)    License Agreement by and between Warner Bros. Division of Time
                  Warner Entertainment Company, L.P. and GCI dated as of March
                  12, 1998.
 10.13     (1)    License Agreement by and between GPC and GCI dated as of
                  January 22, 1996.

 10.14     (1)    License Agreement among The Kendall Company, GPC, and Soft
                  Care Apparel, Inc. (n/k/a GCI), dated as of July 31, 1986, as amended pursuant to that certain Letter Agreement dated
                  January 19, 1996 by and among The Kendall Company, GPC, GCI and GCIH.
 10.15     (1)    Trademark License Agreement between Auburn and Wilson Sporting
                  Goods Co. dated April 29, 1997; as sublicensed to Sport Socks
                  Ireland as of October 1, 1997, effective as of January 1,
                  1998; as amended as of December 5, 1997.
 10.16     (1)    Lease Agreement by and between GCI and Operadora Zona Franca
                  De la Romana, S.A. for property located at Zona Franca
                  Industrial La Romana (Sewing, Packaging).
 10.17     (1)    Lease Agreement by and between GCI and Operadora Zona Franca
                  De la Romana, S.A. for property located at Altos Buvillaverde.
 10.18     (1)    Lease Agreement by and between GCI and Operadora Zona Franca
                  De la Romana, S.A. for property located at Altos Buvillaverde.
 10.19     (1)    Lease Amendment by and between GCI and the Industrial
                  Development Board of the City of Evergreen, Alabama, dated as of August 28, 1997, and assignment and assumption agreement and resolution of the Industrial Development Board dated as of the same date.
 10.20     (1)    Lease Agreement between GCI and Highland Properties, LLC dated as of November 25, 1996, and amendments thereto, for the lease of the Greenville facility.
 10.21     (1)    Severance Agreement by and between GPC, GCI and David E. Uren, dated as of March 18, 1995.
 10.22     (1)    Form of Amendment No. 1 to the Executive Stock Purchase
                  Agreement.
 10.23     (2)    Lease Agreement by and between GCW Mexico, S.A. de C.V. and
                  Parques Industriales Amistad Alaianzas, S.A. de C.V. for
                  property located in Matamoros, Mexico.
 10.24     (2)    Waiver and termination agreement by and between Citicorp
                  Venture Capital, Ltd. and GCI related to Manager, Investor,
                  Director and Executive Stock Purchase Agreements.
 21.1      (2)    Subsidiaries of the registrant.
 27        (2)    Financial Data Schedule.

---------------
(1) Incorporated by reference from the Registrant's Registration Statement #333-47327 on Form S-1 filed on June 10, 1998 with the Securities and Exchange Commission, and herein incorporated by reference.
(2)    Filed herewith.

The Company will furnish a copy of any of the above exhibits not included herein upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy or copies.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GERBER CHILDRENSWEAR, INC.
                                                       (Registrant)


DATE:   March 26, 1999                        By: /s/ Richard L. Solar
                                              ----------------------------------
                                              Name: Richard L. Solar
                                              Title: Senior Vice President and
                                              Chief Financial Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                                          Title                       Date
       ---------                                                          -----                       ----

  /s/ Edward Kittredge                                   Director, Chairman, Chief Executive      March 26, 1999
----------------------------------------------           Officer and President
    Edward Kittredge                                     (Principal Executive Officer)

  /s/ Richard L. Solar                                   Director, Senior Vice President and      March 26, 1999
----------------------------------------------           Chief Financial Officer
    Richard L. Solar                                     (Chief Financial Officer)

   /s/ David E. Uren                                     Vice President of Finance, Secretary     March 26, 1999
----------------------------------------------           and Treasurer
     David E. Uren                                       (Chief Accounting Officer)

   /s/ Richard Cashin                                    Director                                 March 26, 1999
----------------------------------------------
     Richard Cashin

 /s/ Lawrence R. Glenn                                   Director                                 March 26, 1999
----------------------------------------------
   Lawrence R. Glenn

  /s/ James P. Manning                                   Director                                 March 26, 1999
----------------------------------------------
    James P. Manning

   /s/ Joseph Medalie                                    Director                                 March 26, 1999
----------------------------------------------
     Joseph Medalie

   /s/ John D. Weber                                     Director                                 March 26, 1999
----------------------------------------------
     John D. Weber

                           Gerber Childrenswear, Inc.

                   Index to Consolidated Financial Statements



Report of Independent Auditors..............................................F-2
Consolidated Balance Sheets at December 31, 1998 and 1997...................F-3
Consolidated Statements of Income and Comprehensive Income
for the years ended December 31, 1998 and 1997 and
the period from January 22, 1996 to December 31, 1996.......................F-5
Consolidated Statement of Changes in Shareholders' Equity
for the years ended December 31, 1998 and 1997 and the
period from January 22, 1996 to December 31, 1996...........................F-6
Consolidated Statements of Cash Flows for the years ended
December 31, 1998 and 1997 and the period from January 22,
1996 to December 31, 1996...................................................F-8
Notes to Consolidated Financial Statements.................................F-10

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Gerber Childrenswear, Inc.


We have audited the accompanying consolidated balance sheets of Gerber Childrenswear, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for the years ended December 31, 1998 and 1997 and the period from January 22, 1996 to December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14 (1)(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gerber Childrenswear, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the period from January 22, 1996 to December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 3, 1999

                           Gerber Childrenswear, Inc.

                           Consolidated Balance Sheets

                                                                                       December 31,
                                                                                    1998          1997
                                                                                  ----------------------
                                                                                      (In thousands)
                           ASSETS
Current assets:
  Cash and cash equivalents ................................................      $  1,780      $    536
  Accounts receivable, net of allowances for doubtful accounts of $1,487,000
    (1998) and $876,000 (1997) (Note 8) ....................................        36,621        34,506
  Income taxes receivable ..................................................          --           4,635
  Inventories (Notes 3 and 8) ..............................................        87,020        71,041
  Deferred income taxes (Note 5) ...........................................         4,806           399
  Other ....................................................................         2,534         1,273
                                                                                  ----------------------
Total current assets .......................................................       132,761       112,390

Property, plant and equipment, net (Notes 4 and 8) .........................        25,224        24,569
Deferred income taxes (Note 5) .............................................         4,678         2,281
Excess of cost over fair value of net assets acquired, net .................        20,607        21,840
Debt issuance costs, net ...................................................           880         1,448
Other ......................................................................         1,588         1,363
                                                                                  ----------------------

                                                                                  $185,738      $163,891
                                                                                  ======================


See accompanying notes.

                           Gerber Childrenswear, Inc.

                                                                                           December 31,
                                                                                      1998             1997
                                                                                    -------------------------
                                                                                         (In thousands)
          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................................      $  11,815       $  14,759
  Accrued expenses (Note 6) ..................................................         12,387          24,099
  Income taxes payable .......................................................          5,666            --
  Current portion of obligations under capital leases (Note 9) ...............            101             119
  Revolving credit loan payable (Note 8) .....................................         15,300             250
  Current portion of long-term debt (Note 8) .................................          4,746           7,286
                                                                                    -------------------------
Total current liabilities ....................................................         50,015          46,513

Accrued pension and post-retirement benefit cost (Note 10) ...................          6,092           5,058
Other accrued liabilities (Note 7) ...........................................         11,074           8,713
Obligations under capital leases, less current portion (Note 9) ..............           --               104
Long-term debt, less current portion (Note 8) ................................         19,631          69,474
Redeemable preferred stock, 12% non-voting, cumulative, par value $.01 per share, 117,402.7 shares authorized, 116,452 outstanding (1997); (liquidation and redemption value of $100 per share) including accrued dividends of
  $2,965,000 (Note 11) .......................................................           --            14,610

Commitments and contingent liabilities (Note 20)

Shareholders' equity (Note 12):
  Common Stock, par value $.01, 20,774,000 shares authorized, 8,352,949
   shares outstanding (1998) .................................................             84            --
  Common Stock, Class A, par value $.01 per share, 750,000.0 shares
   authorized, 587,328.3 shares outstanding (1997) ...........................           --                 7
  Common Stock, Class B, par value $.01 per share, 11,842,000 shares authorized, 8,692,315 shares outstanding (1998); 250,000 shares
   authorized, 166,915.3 shares outstanding (1997) ...........................             87               2
  Common Stock, Class C with 225 votes per share, par value $.01 per share,
   2,500 shares authorized and outstanding (1997) ............................           --              --
  Common Stock, non-voting Class D, par value $.01 per share, 191,250
   shares authorized, none issued (1997) .....................................           --              --
  Treasury stock .............................................................            (33)            (75)
  Detachable stock warrants ..................................................            189             189
  Additional paid-in capital .................................................         69,776           6,537
  Other comprehensive income .................................................            745            --
  Retained earnings ..........................................................         28,511          13,526
                                                                                    -------------------------
                                                                                       99,359          20,186
  Less unearned compensation under restricted stock plan .....................            433             767
                                                                                    -------------------------
Total shareholders' equity ...................................................         98,926          19,419
                                                                                    -------------------------
                                                                                    $ 185,738       $ 163,891
                                                                                    =========================

See accompanying notes.

                           Gerber Childrenswear, Inc.

           Consolidated Statements of Income and Comprehensive Income

                                                                                              Period from
                                                                                              January 22,
                                                               Year Ended     Year Ended       1996 to
                                                               December 31,   December 31,    December 31,
                                                                  1998           1997            1996
                                                               -------------------------------------------
                                                               (In thousands, except for per share data)

Net sales ...............................................      $ 278,496       $ 202,037       $ 185,223
Cost of sales ...........................................        209,458         146,294         138,608
                                                               -----------------------------------------
Gross margin ............................................         69,038          55,743          46,615

Expenses:
  Selling, general and administrative expenses (Note 12)          38,559          37,231          23,894
  Other .................................................           --               231             689
                                                               -----------------------------------------
                                                                  38,559          37,462          24,583
                                                               -----------------------------------------
Income before interest and income taxes .................         30,479          18,281          22,032
Interest expense, net of interest income ................          5,808           5,798           6,308
                                                               -----------------------------------------
Income before income taxes ..............................         24,671          12,483          15,724
Provision for income taxes (Note 5) .....................          8,646           4,764           6,244
                                                               -----------------------------------------
Income before extraordinary item ........................         16,025           7,719           9,480
Extraordinary item, net of income tax benefit of $163,000
  (1998) and $452,000 (1997) (Note 15) ..................           (266)           (708)           --
                                                               -----------------------------------------
Net income ..............................................         15,759           7,011           9,480
Foreign currency translation ............................            745            --              --
                                                               -----------------------------------------
Comprehensive income ....................................      $  16,504       $   7,011       $   9,480
                                                               =========================================

Net income ..............................................      $  15,759       $   7,011       $   9,480
Less preferred stock dividends ..........................           (774)         (1,637)         (1,328)
                                                               -----------------------------------------
Net income available to common shareholders .............      $  14,985       $   5,374       $   8,152
                                                               =========================================

Per share amounts:
  Earnings per common share:
   Income before extraordinary item .....................      $    1.08       $     .55       $     .72
   Extraordinary item ...................................           (.02)           (.07)           --
                                                               -----------------------------------------
  Net income ............................................      $    1.06       $     .48       $     .72
                                                               =========================================
  Earnings per common share - assuming dilution:
    Income before extraordinary item ....................      $     .87       $     .41       $     .53
    Extraordinary item ..................................           (.02)           (.04)           --
                                                               -----------------------------------------
  Net income ............................................      $     .85       $     .37       $     .53
                                                               =========================================

See accompanying notes.

                           Gerber Childrenswear, Inc.

            Consolidated Statement of Changes in Shareholders' Equity

             Years Ended December 31, 1998 and 1997 and Period from
                      January 22, 1996 to December 31, 1996

                        (In thousands, except share data)

                                                              Class A    Class A    Class B    Class B   Class C   Class C  Class D
                                            Common   Common   Common     Common     Common     Common    Common    Common   Common
                                            Shares   Stock    Shares     Stock      Shares     Stock     Shares     Stock   Shares
                                          -----------------------------------------------------------------------------------------
Balance at January 22, 1996 .............      --     $--     661,655.1     $ 7     144,594.9   $    1    2,500    $ --       --
  Net income ............................      --      --          --        --          --       --       --        --       --
  Dividend on redeemable preferred stock       --      --          --        --          --       --       --        --       --
                                          -----------------------------------------------------------------------------------------
Balance at December 31, 1996 ............      --      --     661,655.1       7     144,594.9        1    2,500      --       --
  Repurchase of shares for treasury .....      --      --     (74,326.8)     --     (30,929.6)    --       --        --       --
  Pursuant to restricted stock plan:
    Shares issued .......................      --      --          --        --      53,250.0        1     --        --       --
    Amortization ........................      --      --          --        --          --       --       --        --       --
    Forfeitures .........................      --      --          --        --          --       --       --        --       --
  Net income ............................      --      --          --        --          --       --       --        --       --
  Dividend on redeemable preferred stock       --      --          --        --          --       --       --        --       --
                                          -----------------------------------------------------------------------------------------
Balance at December 31, 1997 ............      --      --     587,328.3       7     166,915.3        2    2,500      --       --
  Repurchase of shares for treasury .....      --      --          --        --          --       --       --        --       --
  Recapitalization and reorganization ... 4,177,220      42  (587,328.3)     (7)  8,580,463.7       86   (2,500)     --       --
  Initial public offering ............... 4,140,000      41        --        --          --       --       --        --       --
  Conversion of stock ...................    55,064       1        --        --     (55,064)        (1)    --        --       --
  Pursuant to restricted stock plan:
    Amortization ........................      --      --          --        --          --       --       --        --       --
    Forfeitures .........................      --      --          --        --          --       --       --        --       --
  Foreign currency translation adjustment      --      --          --        --          --       --       --        --       --
  Net income ............................      --      --          --        --          --       --       --        --       --
  Dividend on redeemable preferred stock       --      --          --        --          --       --       --        --       --
                                          -----------------------------------------------------------------------------------------
Balance at December 31, 1998 ............ 8,372,284   $  84        --       $--   8,692,315     $   87     --      $ --       --
                                          =========================================================================================


See accompanying notes.

                           Gerber Childrenswear, Inc.

             Years Ended December 31, 1998 and 1997 and Period from
                      January 22, 1996 to December 31, 1996

                        (In thousands, except share data)

                                                                                             Other
                                          Class D                    Detachable  Additional  Compre-
                                          Common  Treasury  Treasury   Stock     Paid-in     hensive  Retained    Unearned
                                          Stock    Shares     Stock   Warrants   Capital     Income   Earnings  Compensation  Total
                                          ------------------------------------------------------------------------------------------
Balance at January 22, 1996 .............   $ --      --       $ --      $ 189    $    752    $--     $  --      $  --      $   949
  Net income ............................     --      --         --       --          --       --       9,480       --        9,480
  Dividend on redeemable preferred stock      --      --         --       --          --       --      (1,328)      --       (1,328)
                                          ------------------------------------------------------------------------------------------
Balance at December 31, 1996 ............     --      --         --        189         752     --       8,152       --        9,101
  Repurchase of shares for treasury .....     --   105,256.4     (128)    --          --       --        --         --         (128)
  Pursuant to restricted stock plan:
    Shares issued .......................     --   (53,250.0)      53     --         5,857     --        --       (1,000)     4,911
    Amortization ........................     --      --         --       --          --       --        --          161        161
    Forfeitures .........................     --      --         --       --           (72)    --        --           72       --
  Net income ............................     --      --         --       --          --       --       7,011       --        7,011
  Dividend on redeemable preferred stock      --      --         --       --          --       --      (1,637)      --       (1,637)
                                          ------------------------------------------------------------------------------------------
Balance at December 31, 1997 ............     --    52,006.4      (75)     189       6,537     --      13,526       (767)    19,419
  Repurchase of shares for treasury .....     --    20,835        (42)    --          --       --        --         --          (42)
  Recapitalization and reorganization ...     --   (53,506.4)      84     --        14,805     --        --         --       15,010
  Initial public offering ...............     --      --         --       --        48,617     --        --         --       48,658
  Conversion of stock ...................     --      --         --       --          --       --        --         --         --
  Pursuant to restricted stock plan:
    Amortization ........................     --      --         --       --          --       --        --          151        151
    Forfeitures .........................     --      --         --       --          (183)    --        --          183       --
  Foreign currency translation adjustment     --      --         --       --          --       745       --         --          745
  Net income ............................     --      --         --       --          --       --      15,759       --       15,759
  Dividend on redeemable preferred stock      --      --         --       --          --       --        (774)      --         (774)
                                          ------------------------------------------------------------------------------------------
Balance at December 31, 1998 ............   $ --    19,335     $  (33)   $ 189    $69,776     $745    $28,511    $  (433)   $98,926
                                          ==========================================================================================


See accompanying notes.

                           Gerber Childrenswear, Inc.

                      Consolidated Statements of Cash Flows


                                                                                           Period from
                                                                                           January 22,
                                                               Year Ended     Year Ended      1996 to
                                                              December 31,   December 31,  December 31,
                                                                  1998          1997          1996
                                                              -----------------------------------------
                                                                            (In thousands)
Operating activities
Net income ................................................     $ 15,759      $  7,011      $  9,480
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:
   Depreciation ...........................................        4,527         1,976         1,339
   Amortization of goodwill and acquisition costs .........        1,130            84            83
   Amortization of debt issuance costs and discount .......          283           478           412
   Amortization of deferred income ........................         (340)         --            --
   Provision for allowance for doubtful accounts ..........          700           252           791
   Provision for deferred income taxes ....................       (6,798)        3,461        (5,391)
   Compensation expense pursuant to restricted stock
     plan (noncash) .......................................         --           4,858          --
   Amortization pursuant to restricted stock plan .........          151           161          --
   Gain on disposal of assets .............................          (28)           (2)         --
   Extraordinary item .....................................          266           708          --
   Other ..................................................            2          --            --
   Changes in operating assets and liabilities:
     Accounts receivable ..................................       (2,908)       (8,051)       (2,289)
     Inventories ..........................................      (15,876)      (15,048)       10,487
     Other assets .........................................         (776)          538          (500)
     Accounts payable .....................................       (1,813)          253         3,668
     Accrued expenses .....................................      (12,542)        3,824         6,627
     Income taxes payable .................................       10,344       (10,204)        6,000
     Accrued pension and post-retirement benefit cost .....        1,034         1,037         1,034
     Other accrued liabilities ............................        2,980         3,628           510
                                                                ------------------------------------
Net cash (used in) provided by operating activities .......       (3,905)       (5,036)       32,251

Investing activities
Collections on notes receivable ...........................         --             207         3,226
Purchases of property, plant and equipment ................       (5,029)       (4,180)       (1,047)
Proceeds from sale of property, plant and equipment .......           84           445          --
Purchase of Auburn Holdings, Inc., net of cash acquired and
  seller receivables ......................................         --         (38,840)         --
                                                                ------------------------------------
Net cash (used in) provided by investing activities .......       (4,945)      (42,368)        2,179

                           Gerber Childrenswear, Inc.

                                                                                               Period from
                                                                                               January 22,
                                                                   Year Ended    Year Ended      1996 to
                                                                   December 31,  December 31,  December 31,
                                                                      1998          1997          1996
                                                                   ----------------------------------------
                                                                                (In thousands)
Financing activities
Borrowings under revolving credit agreement ...................     $ 88,240      $ 88,824      $ 162,903
Repayments under revolving credit agreement ...................      (73,190)      (88,574)      (177,755)
Proceeds from long-term borrowings ............................         --          41,600           --
Principal payments on long-term borrowings ....................      (53,156)      (10,205)        (2,875)
Principal payments on capital leases ..........................         (132)          (88)          --
Proceeds from initial public offering, net of expenses ........       48,658          --             --
Repurchase of common stock ....................................          (42)         (128)          --
Repurchase of preferred stock .................................         (374)          (95)          --
Proceeds from sale of restricted stock ........................         --              53           --
Debt issuance costs ...........................................         --          (1,039)          --
                                                                    --------------------------------------
Net cash provided by (used in) financing activities ...........       10,004        30,348        (17,727)
                                                                    --------------------------------------

Effect of foreign exchange rate changes on cash ...............           90          --             --
                                                                    --------------------------------------

Net increase (decrease) in cash and cash equivalents ..........        1,244       (17,056)        16,703
Cash and cash equivalents at beginning of period ..............          536        17,592            889
                                                                    --------------------------------------
Cash and cash equivalents at end of period ....................     $  1,780      $    536      $  17,592
                                                                    ======================================


Supplemental disclosure of cash flow information
Noncash items:
  Conversion of redeemable preferred stock into capital
    stock .....................................................     $ 15,010          --             --
  Reduction of notes payable, offset by reduction of notes
    receivable ................................................         --        $  1,500           --


See accompanying notes.

                           Gerber Childrenswear, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1998


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Gerber Childrenswear, Inc. (formerly known as GCIH, Inc., and referred to herein as, the "Company") acquired 100% of the outstanding stock of certain apparel operations from Gerber Products Company. The acquisition was effective as of the start of business on January 22, 1996 and was accounted for as a purchase. The purchase price was allocated to the net assets acquired based on their respective fair values and the balance was treated as excess of cost over fair value of net assets acquired. The total cost of the acquisition was approximately $74 million. The excess of the cost over fair value of net assets acquired is being amortized over twenty years on a straight-line basis.

The acquisition was funded in part by long-term borrowings and a note payable to the seller. The stock purchase agreement provided for the adjustment of the $74 million purchase price based on net working capital, as defined, at January 22, 1996. Calculated net working capital as defined resulted in a reduction of the purchase price by $4.7 million. This was collected through cash receipts of $3.2 million in 1996 and a $1.5 million reduction in the junior subordinated note payable to Gerber Products Company in 1997.

On December 17, 1997, the Company acquired Auburn Hosiery Mills, Inc. ("Auburn") and Sport Socks Company (Ireland) Limited ("Sport Socks") for $28 million and $12 million in cash, respectively. Both companies are engaged in the production and sale of various styles of socks to retail chain stores. The acquisitions were financed through a term loan of $40 million. The acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to assets and liabilities of the acquired companies based on their estimated fair values as of the effective date of acquisition. The purchase price exceeded the fair value of net assets acquired by approximately $20 million, which is being amortized on a straight-line basis over twenty years. The results of operations of Auburn and Sport Socks are included in the accompanying consolidated financial statements from the date of acquisition.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries GCI IP Sub. Inc., Gerber Childrenswear Canada, Inc., Costura Dominicana, Inc. and GCW Holdings, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

EARNINGS PER COMMON SHARE

Earnings per common share are calculated by dividing net income by the weighted average shares outstanding in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Immediately prior to and in connection with the consummation of the Company's initial public offering in June 1998, the Company declared a 15.4693 to 1 stock split. All references to the weighted average shares and per share amounts elsewhere in the consolidated financial statements and the related footnotes have been restated as appropriate to reflect the effect of the split for all periods presented.

                           Gerber Childrenswear, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Substantially all revenue is recognized when products are shipped to customers.

ROYALTY EXPENSE RECOGNITION

The Company has certain royalty agreements and recognizes royalty expenses for products sold under such agreements over the life and terms of the specific royalty agreements on an accrual basis.

One such ten-year royalty agreement with Gerber Products Company contains a "royalty-free" period for the first six years and escalating royalty rates for the last four years of the agreement. The Company has estimated the total royalties to be paid over the life of the agreement based on estimated sales during the last four years and is recording current charges to operations for these royalties on a straight line basis over the ten-year term of the agreement.

CONCENTRATION OF CREDIT RISK

The Company manufactures infant apparel and products that are primarily sold to retail entities throughout the United States. The Company's primary customers are mass merchants and discount stores. Sales to three customers represented approximately 57%, 65% and 60% for 1998, 1997 and 1996, respectively. Sales to one customer were 42% in 1998 and 44% in 1997 and 1996. The Company performs periodic credit evaluations of their customers and generally does not require collateral for credit sales.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Undesignated cash is invested each night through participation in a bank investment plan and bears interest at a variable rate. Under this agreement, the bank sells securities that are direct obligations of or are fully guaranteed by the United States government to the Company each night and repurchases the investments the next business day.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

                           Gerber Childrenswear, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEBT ISSUANCE COSTS

Debt issuance costs are being amortized over the lives of the related debt. Accumulated amortization amounted to approximately $226,000 and $224,000 at December 31, 1998 and 1997, respectively. Amortization expense is included in interest expense in the accompanying statements of income.

ADVERTISING

Advertising costs of approximately $5,241,000, $5,071,000 and $3,250,000 for fiscal years 1998, 1997 and 1996, respectively, were expensed as incurred.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed by the straight-line method over the estimated useful lives of the assets for financial reporting purposes and computed based upon "Modified Accelerated Cost Recovery System" guidelines for income tax reporting purposes.

INCOME TAXES

The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amounts reported in the balance sheet for cash and long-term debt approximate their fair value. The carrying amounts of variable-rate debt approximate fair value due to interest rates adjusting to market rates.

EXCESS OF COST OVER NET ASSETS OF BUSINESSES ACQUIRED

The excess of investments in consolidated subsidiaries over the net asset value at acquisition ("goodwill") is being amortized on a straight-line basis over periods not exceeding twenty years. On an annual basis the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired businesses. Accumulated amortization amounted to approximately $1,286,000 and $167,000 at December 31, 1998 and 1997,
respectively.

                           Gerber Childrenswear, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the period on the statements of income.

FORWARD EXCHANGE CONTRACTS

The Company utilizes forward foreign currency exchange contracts to minimize currency exchange risk. The Company does not utilize financial instruments for trading or other speculative purposes. The terms of these contracts are generally less than one year. Unrealized gains or losses resulting from changes in currency exchange rates are recognized currently.

STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of underlying stock on the date of grant, no compensation expense is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123").

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of FAS 133 is not anticipated to have a material impact on the Company's financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                           Gerber Childrenswear, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain 1997 and 1996 amounts have been reclassified to conform to current presentations.


2. RECAPITALIZATION, MERGER AND INITIAL PUBLIC OFFERING

Immediately prior to and in connection with the consummation of the Company's Initial Public Offering ("Offering"), GCIH, Inc. (former parent of Gerber Childrenswear, Inc.) and Gerber Childrenswear, Inc. consummated a series of transactions pursuant to which the certificate of incorporation of GCIH, Inc. was amended and restated ("Recapitalization") to provide for the reclassification of its authorized common stock into two classes of capital stock (Common Stock and Class B Common Stock). Each share of the Common Stock has one vote per share and the Class B Common Stock has no voting rights. The amended and restated certificate also provides that each share of Class B Common Stock will be convertible at the option of the holder at any time into one share of Common Stock and each share of Common Stock held by a holder of Class B Common Stock will be convertible at the option of the holder at any time into one share of Class B Common Stock.

Prior to the consummation of the Offering and immediately after giving effect to the Recapitalization, Gerber Childrenswear, Inc. was merged into GCIH, Inc. with GCIH, Inc. being the surviving entity (the "Merger"). The amended and restated certificate provided for the change of the corporate name from GCIH, Inc. to Gerber Childrenswear, Inc. The Merger resulted in a tax-free liquidation of the non-surviving entity. The following capital stock transactions occurred in connection with the Merger. All of the Company's Class A and Class C Common Stock outstanding as of the Merger were exchanged for either shares of Class B Common Stock (new Class B) or Common Stock pursuant to a stock split of 15.4693 to 1. All of the outstanding shares of the Company's Class B Common Stock (old Class B) of the Company were exchanged for shares of the Company's Common Stock at a specified ratio of 15.4693 to 1. All of the outstanding warrants to purchase shares of Class D Common Stock of the Company were exchanged into warrants to purchase shares of the Class B Common Stock (new Class B) of the Company at a specified ratio of 15.4693 to 1. Upon consummation of the Merger, 113,623.6 shares of the Company's Redeemable Preferred stock were converted into 1,241,537 shares of Common Stock of the Company and 2,828.4 shares were redeemed for cash equal to the liquidation value per share at the time of the Merger. The Company retired all shares held in the treasury.

During June 1998, the Company consummated its Offering with 4,140,000 shares (including the exercise of the underwriters' over-allotment option) of its Common Stock being sold at a price of $13.00 per share. The net proceeds from the Offering were $48.7 million and were used to: (a) repay a senior subordinate note in the aggregate principal amount of $22.5 million; (b) repay a junior subordinate note in the aggregate principal amount of $11.0 million; (c) repay certain other indebtedness of the company in the aggregate principal amount of $14.8 million; and (d) redeem 2,828.4 shares of the Company's redeemable preferred stock in the aggregate amount of approximately $0.4 million held by certain of its officers.

                           Gerber Childrenswear, Inc.

3. INVENTORIES

Inventories consist of the following (in thousands):

                               December 31,
                           1998            1997
                         ------------------------
Raw materials.......     $11,863          $14,192
Work in process.....      13,515           12,507
Finished goods......      61,642           44,342
                         ------------------------
                         $87,020          $71,041
                         ========================

Inventory markdowns are periodically recorded based on analysis by the Company in order to reflect inventories at the lower of cost or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. Provision for potentially obsolete, irregular or slow moving inventory is made based on management's analysis of inventory levels, future sales forecasts and expected sales prices.


4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                                    December 31,
                                                1998            1997
                                              ------------------------
Land ...............................          $   783          $   742
Buildings and leasehold improvements            9,284            9,060
Machinery and equipment ............           18,692           14,997
Furniture and other equipment ......            2,637            1,750
Vehicles ...........................              299              291
Construction in progress ...........            1,240              948
                                              ------------------------
                                               32,935           27,788
Less accumulated depreciation ......            7,711            3,219
                                              ------------------------
                                              $25,224          $24,569
                                              ========================

                           Gerber Childrenswear, Inc.

5. INCOME TAXES

Income before provision for income taxes consisted of (in thousands):

                     1998          1997          1996
                    -----------------------------------

United States...    $21,281       $12,483       $15,724
International...      3,390            -             -
                    -----------------------------------
                    $24,671       $12,483       $15,724
                    ===================================


Current and deferred income tax expense are as follows (in thousands):

                                    1998            1997           1996
                                 -----------------------------------------
Current:
  Federal ...............        $ 13,847         $ 1,168         $ 10,379
  State .................           1,259             135            1,256
  International .........             344            --               --
                                 -----------------------------------------
Total current ...........          15,450           1,303           11,635

Deferred:
  Inventory reserves ....          (3,932)            372           (1,019)
  Postretirement benefits            (228)           (220)            (232)
  Accrued royalty .......          (1,059)         (1,309)            (716)
  Inventory methods .....              11           2,676             (750)
  Other .................          (1,596)          1,942           (2,674)
                                 -----------------------------------------
Total deferred ..........          (6,804)          3,461           (5,391)
                                 -----------------------------------------
Income tax expense ......        $  8,646         $ 4,764         $  6,244
                                 =========================================

Income tax expense is different from the amount that would result from applying the U.S. Federal statutory tax rate to income before income taxes as follows (in thousands):

                                                          1998           1997          1996
                                                         ------------------------------------

Tax at U.S. Federal statutory rate ..............        $ 8,635         $4,244        $5,346
State income tax, net of U.S. Federal tax benefit            641            412           519
International rate difference ...................           (947)          --            --
Other ...........................................            317            108           379
                                                         ------------------------------------
Income tax expense ..............................        $ 8,646         $4,764        $6,244
                                                         ====================================

                           Gerber Childrenswear, Inc.

5. INCOME TAXES (CONTINUED)

The components of the Company's net deferred tax assets are as follows (in thousands):

                                            December 31,
                                        1998          1997
                                      ---------------------

Deferred tax assets:
  Inventory reserves .........        $ 4,579        $  647
  Postretirement benefits ....          1,957         1,729
  Accrued royalty ............          3,084         2,025
  Other ......................          4,236         3,915
                                      ---------------------
Total deferred tax assets ....         13,856         8,316

Deferred tax liabilities:
  Depreciation ...............          1,715         2,404
  Inventory methods ..........          1,937         1,926
  Other ......................            720         1,306
                                      ---------------------
Total deferred tax liabilities          4,372         5,636
                                      ---------------------
Net deferred tax assets ......        $ 9,484        $2,680
                                      =====================

Income taxes paid were approximately $7,481,000, $11,734,000 and 5,638,000 in 1998, 1997 and 1996, respectively.


6. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                              December 31,
                                           1998          1997
                                         ----------------------

Interest ........................        $    66        $ 2,914
Salaries, wages and payroll taxes          3,039          7,618
Incentives ......................          1,541          3,610
Advertising .....................            912          1,684
Self-insurance reserves .........            409          1,828
Royalties .......................          1,399          1,194
Other ...........................          5,021          5,251
                                         ----------------------
                                         $12,387        $24,099
                                         ======================

                           Gerber Childrenswear, Inc.

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

                      December 31,
                   1998          1997
                 ---------------------

Royalties        $ 8,224        $5,400
Other ...          2,850         3,313
                 ---------------------
                 $11,074        $8,713
                 =====================

8. LONG-TERM DEBT

Long-term debt consists of (in thousands):

                                                                                             December 31,
                                                                                          1998          1997
                                                                                        ----------------------
Term loan with a bank, principal due on a quarterly payment schedule
  through September 30, 2002 ...................................................        $21,821        $38,500
Senior subordinated note payable with interest accruing at 12%; one-half of
  principal is due in January 2003 with remaining balance in January 2004 ......           --           22,500
Junior subordinated note payable to Gerber Products Company with interest
  accruing at 12%; principal is due January 2006 ...............................           --           11,000
Note payable to a bank with interest accruing at 8.75%; principal and
  interest payable in monthly installments of $15,992 ..........................           --            1,583
Industrial Revenue Bond, payable in annual principal installments of
  $100,000 through March 1, 1999, then annual principal installments of $200,000 through March 1, 2004, plus interest at a floating rate not to
  exceed 14% (3.2% - 4.45% in 1998 and 3.3% - 4.9% in 1997) ....................          1,100          1,200
Industrial Revenue Bond, payable in annual principal installments of
  $100,000 through October 1, 1999, then annual principal installments of
  $200,000 through October 1, 2004, plus interest at a floating interest rate
  not to exceed 14% (3.2% - 4.45% in 1998 and 3.3% - 4.9% in 1997) .............          1,100          1,200
Other ..........................................................................            356            921
                                                                                        ----------------------
                                                                                         24,377         76,904
Less current portion ...........................................................          4,746          7,286
Less unamortized discount ......................................................           --              144
                                                                                        ----------------------
                                                                                        $19,631        $69,474
                                                                                        ======================

                           Gerber Childrenswear, Inc.

8. LONG-TERM DEBT (CONTINUED)

Substantially all of the Company's property, plant and equipment, accounts receivable, and inventory have been pledged as collateral for the above debt. The loan agreements require the Company to maintain certain financial ratios and restricts the payment of dividends.

The term loan and revolving credit facility may be maintained from time to time, at the Company's option, as (a) Base rate loans which bear interest at a rate equal to the greater of 1) the Federal Funds Rate plus 1/2 of 1%, or 2) the prime rate; plus an applicable percentage based on the current Leverage Ratio, or a (b) Eurodollar loan which accrues interest at the LIBOR rate plus an applicable percentage based on the current Leverage Ratio. The term loan's interest rate at December 31, 1998 and 1997 was 6.3% and 7.4%, respectively. The Company's revolving credit facility had $15,300,000 and $250,000 outstanding at December 31, 1998 and 1997, respectively. The revolving credit facility's interest rate at December 31, 1998 and 1997 was 6.9% and 8.8%, respectively. The revolving credit loan permits the Company to borrow up to a maximum of $60,000,000 subject to specified levels of eligible inventory, eligible inventory on order under letters of credit, and accounts receivable with the total amount reduced by outstanding letters of credit. At December 31, 1998 and 1997, the Company had available borrowings up to approximately $37,600,000 and $50,000,000, respectively. The Company also had outstanding letters of credit in conjunction with purchases from foreign vendors of approximately $3,519,000 and $5,747,000 at December 31, 1998 and 1997, respectively.

Beginning in 1999, the revolving credit facility and term loan agreement require mandatory principal prepayments annually based on excess cash flow, as defined.

The Company has available a foreign credit facility which had no outstanding balance at December 31, 1998 and $735,000 outstanding at December 31, 1997. This credit facility permits the Company to borrow up to a maximum of $1,938,000 on a long-term basis and $447,000 as a bank overdraft. All amounts outstanding at December 31, 1997 relate to the long-term portion.

Total interest paid was approximately $8,449,000, $6,000,000 and $3,142,000 in fiscal years 1998, 1997 and 1996, respectively.

The aggregate annual maturities of long-term debt at December 31, 1998 are as follows (in thousands):


      1999        $ 4,746
      2000          6,683
      2001          6,751
      2002          5,397
      2003            400
   Thereafter         400
                  -------
                  $24,377
                  =======

                           Gerber Childrenswear, Inc.

9. LEASES

The Company leases buildings, machinery and equipment under operating leases with various renewal terms and expiring in various years through 2012. Three of these leases contain renewal options totaling 20 years.

Future minimum lease payments as of December 31, 1998 under leases classified as capital leases and operating leases, are as follows (in thousands):

                                                               Operating
       Fiscal Year Ending in                  Capital Leases    Leases
---------------------------------             --------------------------
          1999 ............................        $106        $1,603
          2000 ............................         --          1,099
          2001 ............................         --            982
          2002 ............................         --            932
          2003 ............................         --            883
       Thereafter .........................         --          1,735
                                              --------------------------
Total minimum lease payments ..............         106        $7,234
                                                             ===========
Less amounts representing interest ........           5
                                              ---------
Present value of net minimum lease payments         101
Less current portion ......................         101
                                              ---------
                                                   $--
                                              =========

Rent expense totaled approximately $2,220,000, $2,292,000 and $2,318,000 for the years ended December 31, 1998 and 1997 and for the period from January 22, 1996 to December 31, 1996, respectively.

Assets recorded under capital leases, net of accumulated amortization, were approximately $1,400,000 and $1,600,000 at December 31, 1998 and 1997,
respectively. The assets recorded under capital leases are pledged as collateral for the capital lease obligations. Amortization of assets recorded under capital lease obligations is included with depreciation expense.

                           Gerber Childrenswear, Inc.

10. EMPLOYEE BENEFIT PLANS

The Apparel segment of the Company has a non-contributory defined benefit pension plan that covers substantially all full-time domestic employees. Benefits are based on the employee's years of service and, for salaried employees, each employee's compensation during the last five years of employment. The Company's funding policy is to make the minimum annual contributions required by applicable regulations. The plan assets are invested primarily in mutual funds via the Gerber Childrenswear, Inc. Retirement Plans Master Trust and in a group annuity contract with an insurance company.

The Apparel segment also sponsors a defined benefit postretirement health care plan covering all full-time domestic employees. The plan is contributory, with retiree contributions adjusted annually, and contains other cost sharing features such as deductibles and coinsurance. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for that year. The Company's policy is to fund the cost of medical benefits in amounts determined at the discretion of management. In conjunction with the acquisition (Note 1), Gerber Products Company assumed the accumulated benefit obligation for retirees.

Change in benefit obligations and change in plan net assets, as estimated by consulting actuaries, as of December 31, 1998 and 1997 are as follows (in thousands):

                                                           Pension Benefits            Postretirement Benefits
                                                      ---------------------------    ---------------------------
                                                        1998             1997            1998            1997
                                                      ----------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year ......        $ 25,418         $ 25,169         $ 3,690         $ 3,807
  Service cost ...............................             883              851             483             423
  Interest cost ..............................           1,746            1,709             215             222
  Amendments .................................            --               --              --              --
  Actuarial losses (gains) ...................             403             (765)           (526)           (733)
  Benefits paid ..............................          (1,657)          (1,546)            (54)            (29)
                                                      ----------------------------------------------------------
Benefit obligation at end of year ............          26,793           25,418           3,808         $ 3,690
                                                      ----------------------------------------------------------

Change in plan assets
Fair value of plan assets at beginning of year          26,514           24,465            --              --
  Actual return on plan assets ...............           3,523            3,595            --              --
  Company contributions ......................            --               --                54              29
  Benefits paid ..............................          (1,657)          (1,546)            (54)            (29)
                                                      ----------------------------------------------------------
Fair value of plan assets at end of year .....        $ 28,380         $ 26,514         $  --           $  --
                                                      ----------------------------------------------------------

                           Gerber Childrenswear, Inc.

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

                                                Pension Benefits              Postretirement Benefits
                                           ---------------------------     ---------------------------
                                             1998             1997             1998             1997
                                           -----------------------------------------------------------
Reconciliation of prepaid/(accrued)
Funded status of plan (underfunded)        $ 1,587          $ 1,096          $(3,808)         $(3,690)
Unrecognized net actuarial gain ...         (2,461)          (1,542)          (1,410)            (922)
                                           -----------------------------------------------------------
Accrued benefit cost ..............           (874)            (446)          (5,218)          (4,612)
                                           -----------------------------------------------------------

Weighted average assumptions
Discount rate obligations .........           7.00%            7.25%            7.00%            7.25%
Discount rate for expense .........           7.25%            7.25%            7.25%            7.25%
Expected return on plan assets ....           9.00%            9.00%            --               --
Rate of compensation increase .....           4.00%            5.50%            --               --

Net pension and postretirement cost included the following components at December 31, 1998, 1997 and 1996 (in thousands):

Pension Benefits                                         1998            1997            1996
                                                        ----------------------------------------

Service cost - benefits earned during the period        $   883         $   851         $   845
Interest cost on projected benefit obligation ..          1,746           1,709           1,541
Actual return on plan assets ...................         (2,196)         (2,116)         (1,917)
                                                        ----------------------------------------
Net periodic pension cost ......................        $   433         $   444         $   469
                                                        ========================================

Postretirement Benefits                                   1998            1997            1996

Service cost - benefits earned during the period        $   483         $   423         $   418
Interest cost on projected benefit obligation ..            215             222             227
Amortization of net gain .......................            (62)            (29)            (15)
                                                        ----------------------------------------
Net periodic postretirement cost ...............        $   636         $   616         $   630
                                                        ========================================


The weighted-average annual assumed rate of increase in the per capita cost of covered medical benefits is 8.0 percent to 9.5 percent and is assumed to decrease gradually to 5.5 percent by 2003 and remain at that level thereafter.

                           Gerber Childrenswear, Inc.

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 by approximately $698,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1998 by approximately $138,000. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 1998 by approximately $588,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1998 by approximately $115,000.

Gerber Childrenswear, Inc. also has an investment retirement plan for salaried employees which provides for salaried employees and Company contributions. The Company will match 50% of the employee's contributions up to a maximum company match of 3% of the employee's compensation. In addition, the Company has a defined contribution plan for the benefit of its full-time hourly employees. The Company contributes one and one-half percent of each participant's annual compensation to the plan. Employees are not allowed to contribute to this plan. Effective January 1, 1997, these two plans were merged together. Total expense under these plans was approximately $447,000, $439,000 and $230,000 for 1998, 1997 and 1996, respectively.

Sport Socks has a defined contribution pension plan. The assets of the plan are held in an independently administered fund. Total expense under the plan was approximately $140,000 in 1998. There was no plan expense recognized between December 17, 1997 and December 31, 1997.

Auburn has a defined contribution plan covering all employees who have two years of service with at least 1,000 hours each year. The contribution is determined by its Board of Directors annually. Effective June 1, 1998, the plan was amended and restated whereby the Company will match 50% of the employee's contributions up to a maximum company match of 3% of the employee's compensation. Total expense under the plan was $171,000 in 1998. There was no plan expense recognized between December 17, 1997 and December 31, 1997.


11. REDEEMABLE PREFERRED STOCK

The outstanding redeemable preferred stock had a scheduled redemption date of January 31, 2007 at $100 per share plus all accrued and unpaid dividends thereon. In connection with the Company's Offering in June 1998, 113,623.6 shares of the redeemable preferred stock were converted into 1,241,537 shares of Common Stock of the Company and 2,828.4 shares were redeemed for cash equal to the liquidation value per share at that time.

                           Gerber Childrenswear, Inc.

12. SHAREHOLDERS' EQUITY

During 1997, the Company sold shares of its Class B common stock to certain employees for $1 per share. The total proceeds for the shares were $50,750 and the total fair value for the shares was approximately $5,836,000. Some of these shares were immediately vested while others vest over a five-year period. At the time of issuance of the unvested shares, the difference between the amount paid by the employees and the fair market value was credited to additional paid-in capital with a corresponding charge to unearned compensation. The unearned compensation is amortized to earnings over five years on a straight-line basis. Amortization expense for 1998 and 1997 was $151,000 and $161,000, respectively. Previously amortized amounts for shares forfeited are credited to compensation expense in the year of forfeiture. At the time of issuance of the shares which were vested, the difference between the amount paid by the employees and the fair market value was credited to additional paid-in capital with a corresponding charge to expense for $4,858,000.

Certain shareholders have demand registration rights with respect to shares of common stock owned by them.

In connection with obtaining the $22,500,000 note payable for the acquisition of Gerber Childrenswear, Inc., the Company issued a warrant to the lender to purchase 2,958,503 shares of Class B Common Stock (non-voting Class D common stock prior to Merger) at a nominal price. The warrant, in whole or in part, may be exercised at anytime through January 22, 2006. The recorded value of the warrant at the date of issuance was approximately $189,000 (based on the relative fair values of the warrant and the note) and reduced the face amount of the note payable.


13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value due to the short-maturity of these instruments.

Receivables: The carrying amounts reported in the balance sheet for receivables approximate their fair value.

Long and short-term liabilities: The carrying amounts of the Company's long and short-term borrowings approximate their fair value based on the Company's analysis of long and short term rates available for similar financing.

                           Gerber Childrenswear, Inc.

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Forward exchange contracts: The fair value of the Company's forward foreign currency exchange contracts is estimated by reference to quoted prices. The contract value and estimated fair value of uncommitted contracts at December 31, 1998 was approximately $3,982,000 and $4,235,000, respectively. The contract value and estimated fair value of uncommitted contracts at December 31, 1997 was approximately $9,620,000 and $10,637,000, respectively.


14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                           1998                 1997                 1996
                                                                       -------------------------------------------------------

Numerator:
  Income before extraordinary item ............................        $ 16,025,000         $  7,719,000         $  9,480,000
  Preferred stock dividends ...................................            (774,000)          (1,637,000)          (1,328,000)
                                                                       -------------------------------------------------------
  Income available to common shareholders .....................          15,251,000            6,082,000            8,152,000
  Extraordinary item, net .....................................            (266,000)            (708,000)                --
                                                                       -------------------------------------------------------
Numerator for basic and diluted earnings per share - net income
  available to common shareholders ............................        $ 14,985,000         $  5,374,000         $  8,152,000
                                                                       =======================================================

Denominator:
  Denominator for basic earnings per share - weighted-average
   shares .....................................................          14,121,279           11,105,797           11,350,599
  Effect of dilutive securities:
   Warrants ...................................................           2,958,335            2,958,333            2,957,514
   Nonvested stock and Options ................................             545,600              654,398            1,160,197
                                                                       -------------------------------------------------------
Denominator for diluted earnings per share - adjusted weighted-
  average shares ..............................................          17,625,214           14,718,528           15,468,310
                                                                       =======================================================

Basic earnings per share ......................................        $       1.06         $        .48         $        .72
                                                                       =======================================================

Diluted earnings per share ....................................        $        .85         $        .37         $        .53
                                                                       =======================================================

                           Gerber Childrenswear, Inc.

15. EXTRAORDINARY ITEM

In June 1998, the Company repaid senior and junior subordinated notes in the principal amount of $22.5 million and $11.0 million, respectively. The write-off of unamortized discount and loan costs totaling $266,000 (net of an income tax benefit of $163,000) is included as an extraordinary item in the accompanying statements of income for the year ended December 31, 1998.

In December 1997, the Company repaid its term note payable in the principal amount of $6,500,000. The Company was required to pay a prepayment penalty of $160,000 in connection with this transaction. The write-off of unamortized loan costs and prepayment penalty totaling $708,000 (net of the income tax benefit of $452,000) is included as an extraordinary item in the accompanying statement of income for the year ended December 31, 1997.


16. CASUALTY EVENT

In late September 1998, the Company's three plants in the Dominican Republic sustained property damage and began to experience business interruption losses associated with Hurricane Georges. The Company has maintained property damage insurance and is currently working with its insurance providers in determining the estimated proceeds for the loss.

The Company's loss of production and current inefficiencies (business interruption) in the Dominican Republic plants were recovered during the first quarter of 1999. The Company has maintained business interruption insurance and is currently working with its insurance providers in determining the estimated loss value of production/sales. The final outcome/settlement of this claim can not be presently determined and thus no amounts have been recorded in the statement of income for the year ended December 31, 1998. The final outcome may or may not have a material impact on the statement of income in the year in which an outcome/settlement is made; however, the Company does not believe that the final outcome/settlement will have a material impact on the Company's financial position, although there can be no assurance that this will be the case.


17. LONG-TERM PERFORMANCE INCENTIVE PLAN AND EXECUTIVE DEFERRAL PLAN

In June 1998, the Company adopted a Long-Term Performance Incentive Plan (the "Incentive Plan") designed to provide incentives to present and future key employees of the Company and its subsidiaries as may be selected by the Compensation Committee of the Board of Directors (the "Committee"). The Incentive Plan provides for the granting to Participants the following types of incentive awards: stock options, stock appreciation rights, restricted stock, performance units, performance grants and other awards deemed appropriate by the Committee. An aggregate of 750,000 shares of Common Stock will be reserved for issuance under the Incentive Plan. The Incentive Plan affords the Company latitude in tailoring incentive compensation for the retention of key employees. This plan also limits the number of shares each participant in the plan shall be entitled to receive to no more than 25,000 shares of Common Stock in any calendar year and is scheduled to terminate ten years from the inception date of the Plan.

                           Gerber Childrenswear, Inc.

17. LONG-TERM PERFORMANCE INCENTIVE PLAN AND EXECUTIVE DEFERRAL PLAN (CONTINUED)

During 1998, options were granted to certain officers of the Company at prices equal to the market value of the shares at the date of grant and generally vest and become exercisable ratably over a five year period, commencing one year after the grant date and expire not more than ten years after the date of grant. The following table summarizes the transactions of the Incentive Plan during 1998:

                                                 Weighted Average
                                       Shares     Exercise Price
                                       --------------------------

Outstanding at beginning of year          --             --
   Granted .....................        34,000        $ 10.98
   Exercised ...................          --             --
   Forfeited ...................          --             --
   Expired .....................          --             --
                                       --------------------------
Outstanding at end of year .....        34,000        $ 10.98
                                       ==========================

Options exercisable at year-end           --             --
                                       ==========================


As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company applies APB 25 and related interpretations in accounting for stock options; accordingly, no compensation expense has been recognized by the Company for its Incentive Plan in 1998. Had compensation expense been determined based upon the fair value of the stock options at grant date consistent with the method of FAS 123, the Company's net income and earnings per share would have not been materially different from amounts reported.

Effective January 1, 1998, the Company established an Executive Deferral Plan for certain officers of the Company. The Plan enables participants to defer income on a pre-tax basis and is not funded. Participants are credited interest at current market rates. The charge to interest expense was approximately $24,000 in 1998.

                           Gerber Childrenswear, Inc.

18. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

The Company operates in two business segments: apparel and hosiery. The apparel segment consists of the production and sale of infant and toddler's sleepwear, playwear, underwear, bedding and cloth diapers to mass merchandise outlets in the United States under the Gerber trademark and private labels. The hosiery segment, which was acquired on December 17, 1997, consists of the production and sale of sport socks under the Wilson, Coca Cola, and Dunlop names to major retailers in the United States and Europe.

Net sales, income (loss) before interest and income taxes, depreciation and amortization, and capital additions are reported based on the operations of each business segment or geographic region. Assets are those used exclusively in the operations of each business segment or geographic region, or which are allocated when used jointly.

The following tables present sales and other financial information by business segment and geographic region for the years 1998, 1997 and the period from January 22, 1996 to December 31, 1996:

                                                               1998             1997            1996
                                                             ------------------------------------------
Business Segments                                                            (In thousands)
Net sales:
  Apparel ...........................................        $212,403        $ 200,526         $185,223
  Hosiery ...........................................          66,093            1,511             --
                                                             ------------------------------------------
Total net sales .....................................        $278,496        $ 202,037         $185,223
                                                             ==========================================

Income (loss) before interest and income taxes:
  Apparel ...........................................        $ 25,414        $  18,322         $ 22,032
  Hosiery ...........................................           5,065              (41)            --
                                                             ------------------------------------------
Total income (loss) before interest and income taxes:        $ 30,479        $  18,281         $ 22,032
                                                             ==========================================

Depreciation and amortization:
  Apparel ...........................................        $  2,853        $   2,472         $  1,834
  Hosiery ...........................................           3,087               66             --
                                                             ------------------------------------------
Total depreciation and amortization .................        $  5,940        $   2,538         $  1,834
                                                             ==========================================

                           Gerber Childrenswear, Inc.

18. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)

                                                       1998            1997            1996
                                                     ----------------------------------------
Capital additions:
  Apparel ...................................        $  3,657        $  4,180        $  1,047
  Hosiery ...................................           1,372            --              --
                                                     ----------------------------------------
Total capital additions .....................        $  5,029        $  4,180        $  1,047
                                                     ========================================
Assets:
  Apparel ...................................        $136,246        $113,200
  Hosiery ...................................          49,492          50,691
                                                     ------------------------
Total assets ................................        $185,738        $163,891
                                                     ========================
Inventories (included in assets):
  Apparel ...................................        $ 79,748        $ 62,485
  Hosiery ...................................           7,272           8,556
                                                     ------------------------
Total inventories (included in assets) ......        $ 87,020        $ 71,041
                                                     ========================
Geographic Areas

Net sales:
  United States .............................        $256,253        $202,037        $185,223
  All other .................................          22,243            --              --
                                                     ----------------------------------------
Total net sales .............................        $278,496        $202,037        $185,223
                                                     ========================================
Income before interest and income taxes:
  United States .............................        $ 26,789        $ 18,281        $ 22,032
  All other .................................           3,690            --              --
                                                     ----------------------------------------
Total income before interest and income taxes        $ 30,479        $ 18,281        $ 22,032
                                                     ========================================
Assets:
  United States .............................        $161,175        $144,691
  All other .................................          24,563          19,200
                                                     ------------------------
Total assets ................................        $185,738        $163,891
                                                     ========================

The Apparel segment had sales to Wal-Mart and two other customers that accounted for 40%, 11% and 10% of total Apparel sales in 1998, respectively; 43%, 10%, and 11% of total Apparel sales in 1997, respectively; 44%, 6%, and 10% of total Apparel sales in 1996, respectively. The Hosiery segment had sales to Wal-Mart that accounted for 45% and 80% of that segment's sales for 1998 and 1997 (two week period), respectively.

                           Gerber Childrenswear, Inc.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited financial data regarding the Company's quarterly results of operations.

                                              1(st)          2(nd)             3(rd)          4(th)
                                             Quarter        Quarter           Quarter        Quarter           Total
                                            --------------------------------------------------------------------------
                                                            (In thousands, except per share amounts)
1998
Net sales ..........................        $ 64,647        $ 63,879         $ 73,879        $ 76,091        $ 278,496
Gross margin .......................          17,435          17,371           17,811          16,421           69,038
Income before extraordinary item ...           3,420           3,883            4,262           4,460           16,025
Extraordinary item, net - loss on
  early extinguishment of debt .....            --              (266)            --              --               (266)
Net income .........................           3,420           3,617            4,262           4,460           15,759

Basic earnings per share:
  Income before extraordinary item .             .27             .28              .26             .27             1.08
  Extraordinary item, net ..........            --              (.02)            --              --               (.02)
Net income .........................             .27             .26              .26             .27             1.06

Diluted earnings per share:
  Income before extraordinary item .             .21             .23              .21             .22              .87
  Extraordinary item, net ..........            --              (.02)            --              --             (.02)
Net income .........................             .21             .21              .21             .22              .85

The fourth quarter of 1998 reflects favorable adjustments of approximately $1,000,000 (net of income taxes), which included reductions in incentives, or $0.05 per diluted share.

                           Gerber Childrenswear, Inc.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) - (CONTINUED)

                                              1(st)            2(nd)           3(rd)           4(th)
                                             Quarter         Quarter         Quarter         Quarter           Total
                                            --------------------------------------------------------------------------
                                                            (In thousands, except per share amounts)
1997
Net sales ..........................        $ 45,350        $ 40,162        $ 60,323        $ 56,202         $ 202,037
Gross margin .......................          12,696          12,122          16,837          14,088            55,743
Income (loss) before extraordinary
  item .............................           2,524           2,104           4,834          (1,743)            7,719
Extraordinary item, net - loss on
  early extinguishment of debt .....            --              --              --              (708)             (708)
Net income (loss) ..................           2,524           2,104           4,834          (2,451)            7,011

Basic earnings per share:
  Income (loss) before extraordinary
    item ...........................             .19             .16             .40            (.20)              .55
  Extraordinary item, net ..........            --              --              --              (.07)             (.07)
Net income (loss) ..................             .19             .16             .40            (.27)              .48

Diluted earnings per share:
  Income (loss) before extraordinary
    item ...........................             .14             .12             .30            (.20)(*)           .41
  Extraordinary item, net ..........            --              --              --              (.07)(*)          (.04)
Net income (loss) ..................             .14             .12             .30            (.27)(*)           .37

----------
* Same as basic - no incremental shares are included due to loss in the quarter.


20. COMMITMENTS AND CONTINGENT LIABILITIES

EMPLOYMENT CONTRACTS

The Company has employment contracts in the normal course of business with three of its officers with remaining terms of approximately two years.

YARN CONTRACTS

The Company depends on certain raw materials such as yarn for the manufacturing of its products. In order to hedge against price increases of yarn, the Company actively manages its cost through contracts with its yarn suppliers with terms of up to one year. The Company has contracts to purchase up to approximately 14,600,000 pounds of yarn in 1999. Contract prices are equal to or below current market prices.

                           Gerber Childrenswear, Inc.

21. PRO FORMA INFORMATION (UNAUDITED)

On December 17, 1997, the Company acquired Auburn and Sport Socks. The following summarized unaudited pro forma financial information assumes the acquisitions had occurred on January 1 of each year:

                                           1997          1996
                                        -------------------------
                                         (In thousands, except
                                            per share data)
Net sales ......................        $270,100        $246,921
Income before extraordinary item           6,625          10,856
Net income .....................           5,917          10,856
Basic earnings per share .......             .39             .84
Diluted earnings per share .....             .29             .62


The amounts are based upon certain assumptions and estimates and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                                                     SCHEDULE II

                           Gerber Childrenswear, Inc.

           Supplemental Schedule of Valuation and Qualifying Accounts

                                 (In thousands)

                                       Balance at     Charged                     Balance at
                                       Beginning     to Cost and                    End of
            Description                of Period      Expenses     Deductions       Period
--------------------------------------------------------------------------------------------
Year ended December 31, 1998:
  Allowance for doubtful accounts        $876            700           89(1)        $1,487

Year ended December 31, 1997:
  Allowance for doubtful accounts         791            252          167(1)           876

Period ended December 31, 1996:
  Allowance for doubtful accounts          --            791           --              791


(1) Allowances, uncollected amounts and credit balances written off against reserve, net of recoveries.