Form 10-Q
period 1999-04-03
GERBER CHILDRENSWEAR INC
filed 1999-05-14
CIK 1052274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 3, 1999

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

                                [ X ] YES [ ] NO

As of May 7, 1999, there were outstanding 8,337,481 shares of Common Stock and 8,692,315 shares of Class B Common Stock.

                           Gerber Childrenswear, Inc.
                                      INDEX


               PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets as of April 3, 1999 and
          December 31, 1998...............................................     1

          Condensed  Consolidated  Statements of Income and Comprehensive
          Income for the quarters ended April 3, 1999 and April 4, 1998...     2

          Condensed Consolidated Statements of Cash Flows for the quarters
          ended April 3, 1999 and April 4, 1998...........................     3

          Notes to Condensed Consolidated Financial Statements Statements.   4-7


Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................  8-12

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.......    13

               PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K.................................    13

Signatures................................................................    14

Exhibit - Financial Data Schedule.........................................    15

               PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           Gerber Childrenswear, Inc.
                      Condensed Consolidated Balance Sheets

                                                 (Unaudited)          (Note)
                                                   April 3,         December 31,
                                                    1999               1998
                                               --------------     --------------
                                                        (In thousands)
Assets
Current Assets
    Cash and cash equivalents..................    $  3,082           $  1,780
    Accounts receivable, net...................      35,989             36,621
    Inventories................................      86,084             87,020
    Deferred income taxes......................       4,746              4,806
    Other......................................       2,348              2,534
                                               --------------     --------------
          Total current assets.................     132,249            132,761
                                               --------------     --------------

Property, plant and equipment..................      33,373             32,935
    Less accumulated depreciation..............       8,840              7,711
                                               --------------     --------------
                                                     24,533             25,224
                                               --------------     --------------
Other Assets
    Excess of cost over fair value of net assets
      acquired, net............................      19,677             20,607
    Other......................................       7,581              7,146
                                               --------------     --------------
          Total other assets...................      27,258             27,753
                                               ==============     ==============
                                                   $184,040           $185,738
                                               ==============     ==============
Liabilities and Shareholders' Equity
Current Liabilities
    Accounts payable...........................    $ 13,688           $ 11,815
    Accrued expenses...........................      14,598             12,387
    Revolving credit loan payable..............       5,200             15,300
    Current portion of long-term debt and
     capital leases............................       6,297              4,847
    Income tax payable.........................       6,517              5,666
                                               --------------     --------------
          Total current liabilities............      46,300             50,015
                                               --------------     --------------

Non-Current Liabilities
    Long-term debt.............................      17,975             19,631
    Other non-current liabilities..............      17,455             17,166
                                               --------------     --------------
          Total non-current liabilities........      35,430             36,797
                                               --------------     --------------

Shareholders' Equity...........................     102,310             98,926
                                               --------------     --------------
                                                   $184,040           $185,738
                                               ==============     ==============

Note: The amounts were derived from the audited financial statements at that date.
                             See accompanying notes

                           Gerber Childrenswear, Inc.
      Condensed Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                                                     For the quarter ended
                                               ---------------------------------
                                                   April 3,           April 4,
                                                     1999               1998
                                               --------------    ---------------
                                                         (In thousands,
                                                     except per share data)
Net sales......................................    $ 66,285           $ 64,647
Cost of  sales.................................      47,841             47,212
                                               --------------    ---------------
    Gross margin...............................      18,444             17,435
Selling, general and administrative expenses...      10,388              9,614
                                               --------------    ---------------
Income before interest and income taxes........       8,056              7,821
Interest expense, net of interest income.......         655              2,262
                                               --------------    ---------------
Income before income taxes.....................       7,401              5,559
Provision for income taxes.....................       2,632              2,139
                                               --------------    ---------------
Net income.....................................       4,769              3,420
    Foreign currency translation...............      (1,419)              (188)
                                               --------------    ---------------
Comprehensive income...........................    $  3,350           $  3,232
                                               ==============    ===============

Earnings per common share......................    $    .29           $    .27
Earnings per common share - diluted............    $    .24           $    .20

Numerator
Net income.....................................    $  4,769           $  3,420
Preferred stock dividends......................           0               (452)
                                               --------------    ---------------
Net income available to common  shareholders...    $  4,769           $  2,968
                                               ==============    ===============

Denominator
Weighted average shares - basic................      16,576             10,991
Effect of dilutive securities:
  Warrants.....................................       2,958              2,958
  Nonvested stock/stock options................         398                601
                                               --------------    ---------------
Adjusted weighted average shares - diluted.....      19,932             14,550
                                               ==============    ===============













                             See accompanying notes

                           Gerber Childrenswear, Inc.
                 Condensed Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                     For the quarter ended
                                               ---------------------------------
                                                   April 3,           April 4,
                                                     1999               1998
                                               --------------    ---------------
                                                         (in thousands)
Operating Activities
    Net income.................................    $  4,769           $  3,420
    Adjustments to reconcile net income to net
      cash provided by (used in)operating
      activities:
        Depreciation and amortization..........       1,539              1,515
        Other..................................        (547)            (1,181)
        Changes in assets and liabilities
          Accounts receivable, net.............         373             (6,278)
          Inventories..........................         746            (10,413)
          Accounts payable.....................       1,913             (1,620)
          Other assets and liabilities, net....       3,894               (859)
                                               --------------     --------------
                                                     12,687            (15,416)
                                               --------------     --------------
Investing Activities
    Purchases of property, plant and equipment         (886)              (722)
                                               --------------     --------------
Financing Activities
    Borrowings under revolving credit agreement      21,650             32,240
    Repayments under revolving credit agreement     (31,750)           (13,650)
    Principal payments on long-term borrowings
      and capital leases.......................        (181)            (1,629)
    Other......................................           0                262
                                               --------------     --------------
                                                    (10,281)            17,223
                                               --------------     --------------

    Effect of exchange rate changes on cash....        (218)               181
                                               --------------     --------------

Net increase in cash and cash equivalents......       1,302              1,266
Cash and cash equivalents at beginning of period      1,780                536
                                               --------------     --------------
Cash and cash equivalents at end of period.....    $  3,082           $  1,802
                                               ==============     ==============












                             See accompanying notes

                           Gerber Childrenswear, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The condensed consolidated financial statements included herein have been prepared by Gerber Childrenswear, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

2.   CONSOLIDATED  FINANCIAL  STATEMENTS

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the periods on the statements of income. All significant intercompany balances have been eliminated in consolidation.

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

                           Gerber Childrenswear, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

5.   INVENTORIES

A summary of inventories, by major classification, at April 3, 1999 and December 31, 1998 is as follows (in thousands):

                                      April 3, 1999           December 31, 1998
                                     ---------------         -------------------
Raw materials                            $ 13,661                   $ 11,863
Work in process                            15,501                     13,515
Finished goods                             56,922                     61,642
                                     ---------------         -------------------
                                         $ 86,084                   $ 87,020
                                     ===============         ===================

6.   INCOME TAXES

The Company's effective income tax rate of 35.6% for the quarter ended April 3, 1999 was lower than the statutory rates due to the impact in 1999 of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.


7.   RECENTLY ISSUED ACCOUNTING STANDARDS

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


8.   BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

The Company operates in two business segments: Apparel and Hosiery. The Apparel segment consists of the production and sale of infant and toddler's sleepwear, playwear, underwear, bedding, bath, cloth diapers and other products to mass merchandise outlets in the United States under the Gerber, Baby Looney Tunes and Curity brand names, the Onesies trademark and private labels. The Hosiery segment, which was acquired on December 17, 1997, consists of the production and sale of sport socks under the Wilson, Coca Cola and Converse in the United States and Europe and under the Dunlop brand name in Europe. The Company's first three quarters always end on the Saturday closest to the calendar quarter end. The fourth quarter ends on December 31 of the applicable year

Net sales, income before interest and income taxes, depreciation and amortization, and capital additions are reported based on the operations of each business segment or geographic region. Assets are those used exclusively in the operations of each business segment or geographic region, or which are allocated when used jointly. The following table sets forth certain unaudited results of operations and other financial information of the Company by business segments and geographic areas (in thousands).

Business Segments

                                                      For the quarter ended
                                                  ------------------------------
                                                     April 3,         April 4,
                                                       1999             1998
                                                  -------------    -------------
Net sales:
    Apparel.......................................   $ 49,438         $ 50,109
    Hosiery.......................................     16,847           14,538
                                                  -------------    -------------
    Total net sales...............................   $ 66,285         $ 64,647
                                                  =============    =============

Income before interest and income taxes:
    Apparel.......................................   $  7,007         $  7,042
    Hosiery.......................................      1,049              779
                                                  -------------    -------------
    Total income before interest and income taxes.   $  8,056         $  7,821
                                                  =============    =============

Depreciation and amortization:
    Apparel.......................................   $    747         $    683
    Hosiery.......................................        792              832
                                                  -------------    -------------
    Total depreciation and amortization...........   $  1,539         $  1,515
                                                  =============    =============

Capital additions:
    Apparel.......................................   $    819         $    582
    Hosiery.......................................         67              140
                                                  -------------    -------------
    Total capital additions.......................   $    886         $    722
                                                  =============    =============

                                                     April 3,      December 31,
                                                       1999            1998
                                                  -------------    -------------
Assets:
    Apparel.......................................   $134,617         $136,246
    Hosiery.......................................     49,423           49,492
                                                  -------------    -------------
    Total assets..................................   $184,040         $185,738
                                                  =============    =============

Inventories (included in assets):
    Apparel.......................................   $ 78,984         $ 79,748
    Hosiery.......................................      7,100            7,272
                                                  -------------    -------------
    Total inventories (included in assets)........   $ 86,084         $ 87,020
                                                  =============    =============

Geographic Areas

                                                       For the quarter ended
                                                  ------------------------------
                                                     April 3,         April 4,
                                                       1999             1998
                                                  -------------    -------------
Net sales:
    United States.................................   $ 60,005         $ 59,551
    All other.....................................      6,280            5,096
                                                  -------------    -------------
    Total net sales...............................   $ 66,285         $ 64,647
                                                  =============    =============

Income before interest and income taxes:
    United States.................................   $  7,130         $  7,056
    All other.....................................        926              765
                                                  -------------    -------------
    Total income before interest and income taxes.   $  8,056         $  7,821
                                                  =============    =============

                                                     April 3,       December 31,
                                                       1999             1998
                                                  -------------    -------------
Assets:
    United States.................................   $159,694         $161,175
    All other.....................................     24,346           24,563
                                                  -------------    -------------
    Total assets..................................   $184,040         $185,738
                                                  =============    =============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE-HARBOR STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

This report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events that involve known and unknown risks and uncertainties, including, without limitation, those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, competition, financial difficulties encountered by customers and Year 2000 compliance by the Company and third parties. All statements other than statements of historical facts included in this quarterly report, including, without limitation, the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statement are reasonable, it can give no assurance that such expectations will prove to have been correct and actual results, performance or events could differ materially from those expressed in such statements.

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

The IT plan was begun in 1997 and  consisted of three  phases:  1)
investigation of the Company's affected systems; 2) assessment and design of a remediation plan; and 3) remediation and testing. As of April 3, 1999, the Company had completed all phases of the IT plan. The Company believes that all internal IT systems necessary to manage the business effectively have been replaced, modified or upgraded.

The Non-IT plan was begun in 1998 and consists of two phases: 1) identification and assessment of the Company's Non-IT equipment; and 2) remediation and/or development of contingency plans. The Company's Non-IT equipment used to conduct business at its business locations consist primarily of production equipment, fire prevention equipment, security system equipment, office equipment (besides computers), and communications equipment. The Company is presently investigating whether time sensitive embedded chips are used in its Non-IT equipment and if significant, are contacting the equipment vendors (via Y2K questionnaires) to determine the status of their Y2K readiness. The Company's goal is to have all significant Non-IT systems compliant by the end of the first half of 1999.

Based on the results (as received) from the Y2K questionnaires, the Company is currently in the process of developing contingency plans to minimize identified exposures. Contingency plans include, but are not limited to, using alternate vendors, using manual interfaces, and hard copies. The Company has not established a timetable for completing these contingency plans since it is still in the process of receiving Y2K questionnaires. The Company does not currently believe that it faces material adverse issues related to its Non-IT equipment.

Like every other business, the Company is at risk from potential Y2K failures on the part of its major business partners, including, but not limited to, suppliers, vendors, financial institutions, benefit providers, payroll services, and clients, as well as potential failures in public and private infrastructure services, including electricity, water, transportation, and communications. The Company in 1998 began its TP plan by initiating communications (with Y2K questionnaires) with significant third party businesses. The Company is reviewing the responses as received and is assessing the third parties' efforts in addressing Y2K issues and is in the process of determining the Company's vulnerability if these third parties fail to remediate their Y2K problems. Contingency plans are being developed and include, but are not limited to, using alternate vendors, using manual interfaces, and hard copies. The Company has not established a timetable for completing these contingency plans since it is still in the process of receiving third party Y2K questionnaires. There can be no guarantee that the systems of third parties will be remediated on a timely basis, or that such parties' failure to remediate Y2K issues would not have a material adverse effect on the Company.

The total cost of adapting the Company's systems to the Y2K problem is now estimated at approximately $350,000. Expenses incurred up to and including April 3, 1999 totaled $320,000. The remaining Y2K budget established by the Company is expected to be adequate to cover costs still to be incurred. Provisions have not been made for expenses that may arise from problems occurring from third party non-compliance.

The Y2K problem is unique in that it has never previously occurred; thus, it is not possible to completely foresee or quantify the overall or any specific financial or operational impacts to the Company or to third parties which provide significant services to the Company. Factors which could affect the Company's ability to be Y2K compliant by the end of 1999 include the failure of customers, suppliers, governmental entities and others to achieve compliance and the inaccuracy of certifications received from them. Major business risks associated with the Y2K problem include, but are not limited to, infrastructure failures, disruptions to the economy in general, excessive cash withdrawal activity, closure of government offices, foreign banks, and clearing houses, and a general slow down in the economy. The Company believes its reasonably likely worst case scenario related to Y2K issues is the inability to service customer orders due to production/sourcing interruptions offshore which account for a significant portion of the Company's products produced. However, the risks indicated above, along with the risk of the Company failing to adequately complete the remaining parts of its Y2K Compliance Project and the resulting possible inability to properly process core business transactions and meet contractual obligations, could expose the Company to loss of revenues, litigation and fluctuations in the price of the Company's common stock, any of which could be material.

CASUALTY EVENT

In late September 1998, the Company's three plants in the Dominican Republic sustained property damage and began to experience business interruption losses associated with Hurricane Georges. The Company has maintained property damage insurance and is currently working with its insurance providers in determining the estimated proceeds for the loss.

The Company fully recovered the production levels of its Dominican Republic plants during the first quarter of 1999. The Company has maintained business interruption insurance and is currently working with its insurance providers in determining the estimated loss value of production/sales. The final outcome/settlement of this claim can not be presently determined and thus no amounts have been recorded in the statement of income for the quarter ended April 3, 1999. The final outcome may or may not have a material impact on the statement of income in the year in which an outcome/settlement is made; however, the Company does not believe that the final outcome/settlement will have a material impact on the Company's financial position, although there can be no assurance that this will be the case.


RESULTS OF OPERATIONS

Business Segment Data

For information regarding net sales, income before interest and income taxes and assets by industry segment, reference is made to the information presented in
Note 8 "Business Segments and Geographic Areas" to the condensed consolidated financial statements.


First Quarter Ended April 3, 1999 Compared to First Quarter April 4, 1998

Net sales. Apparel net sales were $49.4 million for the first quarter of 1999, a decrease of $.7 million or 1.3% below net sales of $50.1 million for the first quarter of 1998 due to promotional sales in 1998 and reduced sales in 1999 to bankrupt customers whose businesses were liquidated. Hosiery net sales were $16.8 million in the first quarter of 1999, an increase of $2.3 million or 15.9% above net sales of $14.5 million for the first quarter of 1998 due to stronger than anticipated 1999 shipments to key customers reflecting better sales at retail and increased emphasis on customer pipe line stocking.

Gross margin. Gross margin as a percentage of net sales increased from 27.0% in 1998 to 27.8% in 1999. The increase in gross margin was largely due to improved production efficiencies and reduced raw material cost.

Selling general & administrative expenses. Selling, general and administrative expenses as a percentage of net sales increased to 15.7% in the first quarter of 1999, from 14.9% in 1998. The increase was due to costs associated with reorganizing the sales and marketing functions and startup of the new Mexican production facility for the Apparel segment.

Income before interest and income taxes. Apparel income before interest and income taxes as a percentage of Apparel sales was 14.2% in the first quarter of 1999 versus 14.1% in the first quarter of 1998. Hosiery income before interest and income taxes was 6.2% and 5.4% of Hosiery sales in the first quarter of 1999 and 1998, respectively. The increase in Hosiery income as a percentage of Hosiery sales in 1999 compared to 1998 was due to increased margins on higher sales in the first quarter of 1999.

Interest expense, net of interest income. Interest expense was $.7 million in the first quarter of 1999 versus $2.3 million in the first quarter of 1998. The decrease in interest expense reflects the lower debt levels resulting from the use of proceeds from the Company's initial public offering on June 11, 1998 partially offset by higher Apparel inventories.

Provision for income taxes. Provision for income taxes was $2.6 million in the first quarter of 1999, compared to $2.1 million in the first quarter of 1998. The effective tax rate was 35.6% for 1999 as compared to 38.5% for 1998. The Company's effective income tax rate differed from the prior period effective rate due to a greater impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

Net income. As a result of the above, first quarter net income was $4.8 million in 1999, a 39.4% increase over the $3.4 million in 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are for working capital, capital expenditures and debt service. The Company has financed its cash needs primarily through internally generated cash flow, in addition to funds borrowed under the Company's credit agreement.

For the Apparel segment, working capital requirements vary throughout the year. Working capital generally increases during the first half of the year as inventory, primarily blanket sleepers, builds to support peak shipping periods. The Hosiery segment is less seasonal and, while working capital tends to increase slightly during the second half of the year, the variation is small.

Net cash provided by (used in) operating activities for the quarters ended April 3, 1999 and April 4, 1998 was $12.7 million and $(15.4) million, respectively. The variation was primarily due to changes in accounts receivable and inventories. Accounts receivable for 1999 and 1998 changed due to the timing of sales and collections. Inventories decreased in the first quarter of 1999 due to higher sales in the quarter and ongoing efforts to reduce excessive inventories through improvements in production planning and procurement practices, offset by the seasonality of the Apparel segment's business. To support third and fourth quarter sales volumes of certain seasonal products (such as blanket sleepers), the Apparel segment builds inventory in the first six months of each year. Inventory increased in the first quarter of 1998 due to both the seasonality of the Apparel segment's business and an increase in build of year-round inventory in anticipation of customer orders.

Capital expenditures were $.9 million and $.7 million for the first quarter of 1999 and 1998, respectively. These expenditures consisted primarily of normal replacement of manufacturing equipment, purchases of office equipment and upgrades of information systems. The Company budgeted $9.2 million for capital expenditures for 1999 ($5.6 million for the Apparel segment and $3.6 million for the Hosiery segment). Included in the capital expenditure budget is $3.4 million to replace or upgrade manufacturing equipment, $1.9 million for new knitting/toe closing machines and $3.4 million to upgrade MIS systems.

Net cash (used in) provided by financing activities was $(10.2) million and $17.2 million for the first quarter of 1999 and 1998, respectively. The decrease in cash provided by financing activities for 1999 consisted of repayments under the Company's revolving credit agreement, which was funded by its cash from operating activities. Cash provided by financing activities in 1998 consisted principally of borrowings under the Company's revolving credit agreement to fund the increased working capital needs.

The Company believes that cash generated from operations, together with amounts available under its credit facilities, will be adequate to meet its working capital, capital expenditures and debt service requirements for the next twelve months.


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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continues to have no holdings of derivative financial or commodity-based instruments at April 3, 1999. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate and foreign currency exchange rate risks. The Company performed sensitivity analysis at December 31, 1998 to assess the potential effect of a change in the interest rate and a change to the foreign currency exchange rates and concluded that near-term changes in either should not materially affect the Company's financial position, results of operations or cash flows. The Company has experienced no significant changes in these financial instruments or risk exposures during the first quarter of 1999 and thus believes that the Company's year-end assessment is still appropriate at April 3, 1999.

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


                                                  Gerber Childrenswear, Inc.
                                                         (Registrant)



DATE:   May 14, 1999                              By: /s/  Edward Kittredge
                                                  -------------------------
                                                  Edward Kittredge
                                                  Chairman, Chief Executive
                                                  Officer and President
                                                  (Principal Executive Officer)




DATE:   May 14, 1999                              By: /s/  Richard L. Solar
                                                  -------------------------
                                                  Richard L. Solar
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)




DATE:   May 14, 1999                              By: /s/  David E. Uren
                                                  ----------------------
                                                  David E. Uren
                                                  Vice President of Finance,
                                                  Secretary and Treasurer
                                                  (Principal Accounting Officer)