Form 10-Q
period 1999-07-03
GERBER CHILDRENSWEAR INC
filed 1999-08-17
CIK 1052274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 1999

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

                                 [X] YES [ ] NO

As of August 11, 1999, there were outstanding 8,337,481 shares of Common Stock and 8,692,315 shares of Class B Common Stock.

                           GERBER CHILDRENSWEAR, INC.
                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of July 3, 1999 and
         December 31, 1998.................................................................................1

         Condensed Consolidated Statements of Income and Comprehensive
         Income for the quarters ended July 3, 1999 and July 4, 1998 and for the six months ended July 3, 1999 and July 4, 1998....................................................2

         Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 1999 and July 4, 1998...............................................................3

         Notes to Condensed Consolidated Financial Statements.............................................4-7


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations....................................................................................8-14

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.......................................14

                                     PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K.................................................................14

Signatures................................................................................................15

Exhibit - Financial Data Schedule.........................................................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           GERBER CHILDRENSWEAR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         (UNAUDITED)          (NOTE)
                                                                           JULY 3,          DECEMBER 31,
                                                                            1999                1998
                                                                          --------            --------
                                                                                 (In thousands)
ASSETS
Current Assets
    Cash and cash equivalents ................................            $  4,328            $  1,780
    Accounts receivable, net .................................              35,987              36,621
    Inventories ..............................................              94,641              87,020
    Deferred income taxes ....................................               4,603               4,806
    Other ....................................................               2,240               2,534
                                                                          --------            --------
      Total current assets ...................................             141,799             132,761
                                                                          --------            --------

Property, plant and equipment ................................              35,228              32,935
    Less accumulated depreciation ............................               9,920               7,711
                                                                          --------            --------
                                                                            25,308              25,224
                                                                          --------            --------
Other Assets
    Excess of cost over fair value of net assets acquired, net              19,061              20,607
    Other ....................................................               7,964               7,146
                                                                          --------            --------
          Total other assets .................................              27,025              27,753
                                                                          --------            --------
                                                                          $194,132            $185,738
                                                                          ========            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable .........................................            $ 17,629            $ 11,815
    Accrued expenses .........................................              16,244              12,387
    Revolving credit loan payable ............................              11,150              15,300
    Current portion of long-term debt and capital leases .....               6,544               4,847
    Income tax payable .......................................               5,018               5,666
                                                                          --------            --------
          Total current liabilities ..........................              56,585              50,015
                                                                          --------            --------

Non-Current Liabilities
    Long-term debt ...........................................              16,185              19,631
    Other non-current liabilities ............................              17,667              17,166
                                                                          --------            --------
          Total non-current liabilities ......................              33,852              36,797
                                                                          --------            --------

Shareholders' Equity .........................................             103,695              98,926
                                                                          --------            --------
                                                                          $194,132            $185,738
                                                                          ========            ========

Note: The amounts were derived from the audited financial statements at that date.

                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                     FOR THE QUARTER ENDED            FOR THE SIX MONTHS ENDED
                                                   --------------------------        --------------------------
                                                     JULY 3,          JULY 4,         JULY 3,          JULY 4,
                                                      1999             1998            1999             1998
                                                   ---------        ---------        ---------        ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales ..................................       $  58,768        $  63,879        $ 125,053        $ 128,526
Cost of sales ..............................          44,574           46,508           92,415           93,720
                                                   ---------        ---------        ---------        ---------
    Gross margin ...........................          14,194           17,371           32,638           34,806
Selling, general and administrative expenses          10,254            9,618           20,642           19,232
                                                   ---------        ---------        ---------        ---------
Income before interest and income taxes ....           3,940            7,753           11,996           15,574
Interest expense, net of interest income ...             543            1,784            1,198            4,046
                                                   ---------        ---------        ---------        ---------
Income before income taxes .................           3,397            5,969           10,798           11,528
Provision for income taxes .................           1,182            2,086            3,814            4,225
                                                   ---------        ---------        ---------        ---------
Income before extraordinary item ...........           2,215            3,883            6,984            7,303
Extraordinary item, net ....................            --               (266)            --               (266)
                                                   ---------        ---------        ---------        ---------
Net income .................................           2,215            3,617            6,984            7,037
    Foreign currency translation ...........            (827)            (166)          (2,246)            (354)
                                                   ---------        ---------        ---------        ---------
Comprehensive income .......................       $   1,388        $   3,451        $   4,738        $   6,683
                                                   =========        =========        =========        =========

Per share amount:
  Earnings per common share:
    Income before extraordinary item, net ..       $     .13        $     .28        $     .42        $     .55
    Extraordinary item, net ................            --               (.02)            --               (.02)
                                                   ---------        ---------        ---------        ---------
Net income .................................       $     .13        $     .26        $     .42        $     .53
                                                   =========        =========        =========        =========

  Earnings per common share - diluted:
    Income before extraordinary item, net ..       $     .11        $     .23        $     .35        $     .43
    Extraordinary item, net ................            --               (.02)            --               (.02)
                                                   ---------        ---------        ---------        ---------
Net income .................................       $     .11        $     .21        $     .35        $     .41
                                                   =========        =========        =========        =========

Numerator
Income before extraordinary item, net ......       $   2,215        $   3,883        $   6,984        $   7,303
Preferred stock dividends ..................            --               (322)            --               (774)
                                                   ---------        ---------        ---------        ---------
Income available to common shareholders ....           2,215            3,561            6,984        $   6,529
Extraordinary item, net ....................            --               (266)            --               (266)
                                                   ---------        ---------        ---------        ---------
Net income available to common shareholders        $   2,215        $   3,295        $   6,984        $   6,263
                                                   =========        =========        =========        =========

Denominator
Weighted average shares - basic ............          16,621           12,490           16,599           11,741
Effect of dilutive securities:
  Warrants .................................           2,958            2,958            2,958            2,958
  Nonvested stock/stock options ............             349              605              373              602
                                                   ---------        ---------        ---------        ---------
Adjusted weighted average shares - diluted .          19,928           16,053           19,930           15,301
                                                   =========        =========        =========        =========

                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE SIX MONTHS ENDED
                                                                             -----------------------------
                                                                              JULY 3,              JULY 4,
                                                                               1999                 1998
                                                                             --------             --------
                                                                                    (in thousands)
OPERATING ACTIVITIES
    Net income ..................................................            $  6,984             $  7,037
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization .............................               3,030                3,033
      Other .....................................................                (888)              (2,555)
      Changes in assets and liabilities
          Accounts receivable, net ..............................                 241               (5,419)
          Inventories ...........................................              (7,922)             (24,131)
          Accounts payable ......................................               5,876                  576
          Other assets and liabilities, net .....................               4,488                1,459
                                                                             --------             --------
                                                                               11,809              (20,000)
                                                                             --------             --------
INVESTING ACTIVITIES
    Purchases of property, plant and equipment ..................              (3,048)              (1,980)
    Proceeds from sale of property, plant and equipment .........                  50                   29
                                                                             --------             --------
                                                                               (2,998)              (1,951)
                                                                             --------             --------
FINANCING ACTIVITIES
    Borrowings under revolving credit agreement .................              37,500               48,540
    Repayments under revolving credit agreement .................             (41,650)             (22,590)
    Principal payments on long-term borrowings and capital leases              (1,714)             (50,789)
    Proceeds from initial public offering, net of expenses ......                --                 49,053
    Other .......................................................                 (34)                (297)
                                                                             --------             --------
                                                                               (5,898)              23,917
                                                                             --------             --------

    Effect of exchange rate changes on cash .....................                (365)                  (4)
                                                                             --------             --------

Net increase in cash and cash equivalents .......................               2,548                1,962
Cash and cash equivalents at beginning of period ................               1,780                  536
                                                                             --------             --------
Cash and cash equivalents at end of period ......................            $  4,328             $  2,498
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


2.  CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the periods on the statements of income. All significant intercompany balances have been eliminated in consolidation.


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

         In conjunction with the Company's accounting for a royalty contract, the Company has lowered the estimate of its future liability to be paid related to certain products. This change in estimate is not material to the quarter ended July 3, 1999.

                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.  INVENTORIES

         A summary of inventories, by major classification, at July 3, 1999 and December 31, 1998 is as follows (in thousands):


                         July 3, 1999         December 31, 1998
                         ------------         -----------------

Raw materials              $13,694               $11,863
Work in process             15,191                13,515
Finished goods              65,756                61,642
                            ------                ------
                           $94,641               $87,020
                           =======               =======

6.  INCOME TAXES

         The Company's effective income tax rate of 34.8% and 35.3% for the quarter and the six months ended July 3, 1999, respectively, was lower than the statutory rates due to the impact in 1999 of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.


7.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of FAS 133 is not anticipated to have a material impact on the Company's financial statements.


8.  EXTRAORDINARY ITEM

         In June 1998, the Company repaid senior and junior subordinated notes in the principal amount of $22.5 million and $11.0 million, respectively. The write-off of unamortized discount and loan costs totaling $266,000 (net of an income tax benefit of $163,000) is included as an extraordinary item in the accompanying condensed consolidated statements of income for the quarter and six months ended July 4, 1998.

                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

9.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

         The Company operates in two business segments: Apparel and Hosiery. The Apparel segment consists of the production and sale of infant and toddler's sleepwear, playwear, underwear, bedding, bath, cloth diapers and other products to mass merchandise outlets in the United States under the Gerber, Baby Looney Tunes and Curity brand names, the Onesies trademark and private labels. The Hosiery segment, which was acquired on December 17, 1997, consists of the production and sale of sport socks under the Wilson, Coca Cola and Converse brand names in the United States and Europe and under the Dunlop brand name in Europe. The Company's first three quarters always end on the Saturday closest to the calendar quarter end. The fourth quarter ends on December 31st of the applicable year.

         Net sales, income before interest and income taxes, depreciation and amortization, and capital additions are reported based on the operations of each business segment or geographic region. Assets are those used exclusively in the operations of each business segment or geographic region or which are allocated when used jointly. The following table sets forth certain unaudited results of operations and other financial information of the Company by business segments and geographic areas (in thousands).

BUSINESS SEGMENTS                                      FOR THE QUARTER ENDED         FOR THE SIX MONTHS ENDED
                                                     --------------------------------------------------------
                                                      JULY 3,         JULY 4,         JULY 3,         JULY 4,
                                                       1999            1998            1999            1998
                                                     --------        --------        --------        --------
Net sales:
    Apparel .................................        $ 40,349        $ 45,564        $ 89,787        $ 95,673
    Hosiery .................................          18,419          18,315          35,266          32,853
                                                     --------        --------        --------        --------
Total net sales .............................        $ 58,768        $ 63,879        $125,053        $128,526
                                                     ========        ========        ========        ========

Income before interest and income taxes:
    Apparel .................................        $  1,704        $  6,056        $  8,711        $ 13,098
    Hosiery .................................           2,236           1,697           3,285           2,476
                                                     --------        --------        --------        --------
Total income before interest and income taxes        $  3,940        $  7,753        $ 11,996        $ 15,574
                                                     ========        ========        ========        ========

Depreciation and amortization:
    Apparel .................................        $    715        $    719        $  1,462        $  1,402
    Hosiery .................................             776             799           1,568           1,631
                                                     --------        --------        --------        --------
Total depreciation and amortization .........        $  1,491        $  1,518        $  3,030        $  3,033
                                                     ========        ========        ========        ========

Capital additions:
    Apparel .................................        $  1,750        $    724        $  2,569        $  1,306
    Hosiery .................................             412             534             479             674
                                                     --------        --------        --------        --------
Total capital additions .....................        $  2,162        $  1,258        $  3,048        $  1,980
                                                     ========        ========        ========        ========

                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                      JULY 3,      DECEMBER 31,
                                                       1999            1998
                                                     --------        --------
Assets:
    Apparel .................................        $144,203        $136,246
    Hosiery .................................          49,929          49,492
                                                     --------        --------
Total assets ................................        $194,132        $185,738
                                                     ========        ========

Inventories (included in assets):
    Apparel .................................        $ 87,828        $ 79,748
    Hosiery .................................           6,813           7,272
                                                     --------        --------
Total inventories (included in assets) ......        $ 94,641        $ 87,020
                                                     ========        ========

GEOGRAPHIC AREAS                                       FOR THE QUARTER ENDED         FOR THE SIX MONTHS ENDED
                                                     --------------------------------------------------------
                                                      JULY 3,         JULY 4,         JULY 3,         JULY 4,
                                                       1999             1998           1999            1998
                                                     --------        --------        --------        --------
Net sales:
    United States ...........................        $ 53,359        $ 58,615        $113,364        $117,965
    All other ...............................           5,409           5,264          11,689          10,561
                                                     --------        --------        --------        --------
Total net sales .............................        $ 58,768        $ 63,879        $125,053        $128,526
                                                     ========        ========        ========        ========

Income before interest and income taxes:
    United States ...........................        $  3,556        $  6,899        $ 10,686        $ 14,011
    All other ...............................             384             854           1,310           1,563
                                                     --------        --------        --------        --------
Total income before interest and income taxes        $  3,940        $  7,753        $ 11,996        $ 15,574
                                                     ========        ========        ========        ========

                                                      JULY 3,      DECEMBER 31,
                                                       1999            1998
                                                     --------        --------
Assets:
    United States ...........................        $170,445        $161,175
    All other ...............................          23,687          24,563
                                                     --------        --------
Total assets ................................        $194,132        $185,738
                                                     ========        ========

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

         The Non-IT plan was begun in 1998 and consists of two phases: 1) identification and assessment of the Company's Non-IT equipment; and 2) remediation and/or development of contingency plans. The Company's Non-IT equipment used to conduct business at its business locations consist primarily of production equipment, fire prevention equipment, security system equipment, office equipment (besides computers), and communications equipment. The Company is presently investigating whether time sensitive embedded chips are used in its Non-IT equipment and if significant, are contacting the equipment vendors (via Y2K questionnaires) to determine the status of their Y2K readiness. The Company's goal was to have all significant

Non-IT systems compliant by the end of the first half of 1999. As of July 3, 1999, the Company has not received and compiled all of the results from the Company's Y2K questionnaires. Based on the present responses (as received) from the Y2K questionnaires, the Company is currently in the process of developing contingency plans to minimize identified exposures. Contingency plans include, but are not limited to, using alternate vendors, using manual interfaces, and hard copies. The Company has not established a timetable for completing these contingency plans since it is still in the process of receiving Y2K questionnaires. The Company does not currently believe that it faces material adverse issues related to its Non-IT equipment.

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

         The total cost of adapting the Company's systems to the Y2K problem is now estimated at approximately $350,000. Expenses incurred up to and including July 3, 1999 totaled approximately $330,000. The remaining Y2K budget established by the Company is expected to be adequate to cover costs still to be incurred. Provisions have not been made for expenses that may arise from problems occurring from third party non-compliance.

         The Y2K problem is unique in that it has never previously occurred; thus, it is not possible to completely foresee or quantify the overall or any specific financial or operational impacts to the Company or to third parties which provide significant services to the Company. Factors which could affect the Company's ability to be Y2K compliant by the end of 1999 include the failure of customers, suppliers, governmental entities and others to achieve compliance and the inaccuracy of certifications received from them. Major business risks associated with the Y2K problem include, but are not limited to, infrastructure failures, disruptions to the economy in general, excessive cash withdrawal activity, closure of government offices, foreign banks, and clearing houses, and a general slow down in the economy. The Company believes its reasonably likely worst case scenario related to Y2K issues is the inability to service customer orders on a timely basis due to production/sourcing interruptions offshore which account for a significant portion of the Company's products produced. However, the risks indicated above, along with the risk of the Company failing to adequately complete the remaining parts of its Y2K Compliance Project and the resulting possible inability to properly process core business transactions and meet contractual obligations, could expose the Company to loss of revenues, litigation and fluctuations in the price of the Company's common stock, any of which could be material.

CASUALTY EVENT

         In late September 1998, the Company's three plants in the Dominican Republic sustained property damage and began to experience business interruption losses associated with Hurricane Georges. The Company has maintained property damage insurance and is currently working with its insurance providers in determining the estimated proceeds for the loss.

         The Company fully recovered the production levels of its Dominican Republic plants during the first quarter of 1999. The Company has maintained business interruption insurance and is currently working with its insurance providers in determining the estimated loss value of production/sales. The final outcome/settlement of this claim can not be presently determined and thus no amounts have been recorded in the statement of income for the quarter or for the six months ended July 3, 1999. The final outcome may or may not have a material impact on the statement of income in the year in which an outcome/settlement is made; however, the Company does not believe that the final outcome/settlement will have a material impact on the Company's financial position, although there can be no assurance that this will be the case.


RESULTS OF OPERATIONS

BUSINESS SEGMENT DATA

         For information regarding net sales, income before interest and income taxes and assets by industry segment, reference is made to the information presented in Note 9 "Business Segments and Geographic Areas" to the condensed consolidated financial statements.


SECOND QUARTER ENDED JULY 3, 1999 COMPARED TO SECOND QUARTER ENDED JULY 4, 1998

         Net sales. Apparel net sales were $40.3 million for the second quarter of 1999, a decrease of $5.2 million or 11.4% below net sales of $45.6 million for the second quarter of 1998. The Apparel sales decline was due to a reduction in normal margin products sold in 1999 to key accounts, offset in part by an increase in closeout sales in 1999. Hosiery net sales were $18.4 million in the second quarter of 1999, an increase of $0.1 million or 0.6% above net sales of $18.3 million for the second quarter of 1998.

         Gross margin. Gross margin as a percentage of net sales declined from 27.2% in 1998 to 24.2% in 1999. The decrease in gross margin was due to the Apparel segment which had an increase in closeout sales, a reduction in normal margin sales, and higher manufacturing cost due to slower than planned build up of production levels in the new Mexican facility.

         Selling, general & administrative expenses. Selling, general and administrative expenses as a percentage of net sales increased to 17.4% in the second quarter of 1999, from 15.1% in 1998. The percentage increase was due to the Apparel segment's lower sales and higher costs for warehousing and startup of the new Mexican production facility. The increased warehousing cost was due to year-over-year increases in finished goods inventory in the Apparel segment.

         Income before interest and income taxes. Apparel income before interest and income taxes ("EBIT") was $1.7 million in the second quarter of 1999 compared to $6.1 million in the second quarter of 1998. The drop in Apparel EBIT was the result of a reduction in normal margin sales combined with an increase in closeout sales and higher operating cost as discussed above. Hosiery EBIT was $2.2 million in the second quarter of 1999 compared with $1.7 million in the second quarter of 1998. The increase in Hosiery EBIT was the result of improved margins due to lower material costs and a more favorable volume mix of products.

         Interest expense, net of interest income. Interest expense was $.5 million in the second quarter of 1999 versus $1.8 million in the second quarter of 1998. The decrease in interest expense reflects the lower debt levels resulting from the use of proceeds from the Company's initial public offering on June 11, 1998, partially offset by higher Apparel inventories.

         Provision for income taxes. Provision for income taxes was $1.2 million in the second quarter of 1999 compared to $2.1 million in the second quarter of 1998. The effective tax rate was 34.8% for 1999 compared to 34.9% for 1998. The Company's effective income tax rate reflects the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

         Extraordinary item, net. The Company repaid senior and junior subordinated notes in June 1998 resulting in the write-off of unamortized discount and loan costs of approximately $.3 million (net of an income tax benefit of $.2 million).

         Net income. As a result of the above, net income for the second quarter was $2.2 million in 1999, a 38.8% drop from $3.6 million for the second quarter in 1998.


SIX MONTHS ENDED JULY 3, 1999 COMPARED TO SIX MONTHS ENDED JULY 4, 1998

         Net sales. Apparel net sales were $89.8 million for the first six months of 1999, a decrease of $5.9 million or 6.2% below net sales of $95.7 million for the first six months of 1998. The Apparel sales decline was due to a reduction in normal margin products sold in 1999 to key accounts, offset in part by an increase in closeout sales in 1999. Hosiery net sales were $35.3 million in the first six months of 1999, an increase of $2.4 million or 7.3% above net sales of $32.9 million for the first six months of 1998, due to customer pipe line stocking early in the year and strong sales at retail.

         Gross margin. Gross margin as a percentage of net sales declined from 27.1% in 1998 to 26.1% in 1999. The decrease in gross margin was due to the Apparel segment which had an increase in closeout sales, a reduction in normal margin sales, and higher manufacturing costs in the second quarter due to slower than planned build up of production levels in the new Mexican facility.

         Selling, general & administrative expenses. Selling, general and administrative expenses as a percentage of net sales increased to 16.5% in the first six months of 1999, from 15.0% in 1998. The percentage increase was due to the Apparel segment's lower sales and higher costs for warehousing and startup of the new Mexican production facility. The increased warehousing cost was due to year-over-year increases in finished goods inventory in the Apparel segment.

         Income before interest and income taxes. Apparel income before interest and income taxes ("EBIT") was $8.7 million in the first six months of 1999 compared to $13.1 million in the first six months of 1998. The drop in Apparel EBIT was the result of a reduction in normal margin sales combined with an increase in closeout sales and higher operating costs as discussed above. Hosiery EBIT was $3.3 million in the first six months of 1999 compared with $2.5 million in the first six months of 1998. The increase in Hosiery EBIT was the result of improved margins due to lower material cost and a more favorable volume mix of products.

         Interest expense, net of interest income. Interest expense was $1.2 million in the first six months of 1999 versus $4.0 million in the first six months of 1998. The decrease in interest expense reflects the lower debt levels resulting from the use of proceeds from the Company's initial public offering on June 11, 1998, partially offset by higher Apparel inventories.

         Provision for income taxes. Provision for income taxes was $3.8 million in the first six months of 1999 compared to $4.2 million in the first six months of 1998. The effective tax rate was 35.3% for 1999 compared to 36.6% for 1998. The Company's effective income tax rate differed from the prior period effective rate due to a greater impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

         Extraordinary item, net. The Company repaid senior and junior subordinated notes in June 1998 resulting in the write-off of unamortized discount and loan costs of approximately $.3 million (net of an income tax benefit of $.2 million).

         Net income. As a result of the above, net income for the first six months was $7.0 million in 1999 and in 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash needs are for working capital, capital expenditures and debt service. The Company has financed its cash needs primarily through internally generated cash flow, in addition to funds borrowed under the Company's credit agreement.

         For the Apparel segment, working capital requirements vary throughout the year. Working capital requirements generally increase during the first half of the year as inventory, primarily blanket sleepers, builds to support peak shipping periods. The Hosiery segment is less seasonal and, while working capital requirements tend to increase slightly during the second half of the year, the variation is small.

         Net cash provided by (used in) operating activities for the six months ended July 3, 1999 and July 4, 1998 was $11.8 million and $(20.0) million, respectively. The variation was primarily due to changes in accounts receivable and inventories. Accounts receivable for 1999 and 1998 changed due to the timing of sales and collections and also in 1999 due to lower sales. Inventories increased in the first six months of 1999 due to lower sales in the period along with the seasonality of the Apparel segment's business. To support third and fourth quarter sales volumes of certain seasonal products (such as blanket sleepers), the Apparel segment builds inventory in the first six months of each year. Inventory increased in the first six months of 1998 due to both the seasonality of the Apparel segment's business and an increase in build of year-round inventory in anticipation of customer orders.

         Capital expenditures were $3.0 million and $2.0 million for the first six months of 1999 and 1998, respectively. These expenditures consisted primarily of building/leasehold improvements, normal replacement of manufacturing equipment, purchases of office equipment and upgrades of information systems. Capital expenditures for the remainder of 1999 are expected to be approximately $5.0 million.

         Net cash (used in) provided by financing activities was $(5.9) million and $23.9 million for the first six months of 1999 and 1998, respectively. The decrease in cash provided by financing activities for 1999 consisted of repayments under the Company's revolving credit agreement and other long-term borrowings, which was funded by its cash from operating activities. Cash provided by financing activities in 1998 consisted principally of borrowings under the Company's revolving credit agreement to fund the increased working capital needs. In addition, the Company used the net proceeds received from its initial public offering in June 1998 to repay certain long-term indebtedness of the Company and to redeem shares of the Company's redeemable preferred stock held by certain of its officers.

         The Company believes that cash generated from operations, together with amounts available under its credit facilities, will be adequate to meet its working capital, capital expenditures and debt service requirements for the next twelve months.


CHANGE IN ESTIMATE

         In conjunction with the Company's accounting for a royalty contract, the Company has lowered the estimate of its future liability to be paid related to certain products. This change in estimate was not material to the quarter ended July 3, 1999. The Company is uncertain whether this change in estimate will have a material impact on statements of income for future periods; however, the Company doesn't believe this change in estimate will have a material impact on the Company's financial position in future periods, although there can be no assurance that this will be the case.

INFLATION

         In general, costs are affected by inflation and the Company may experience the effects of inflation in future periods. The Company does not currently consider the impact of inflation to be significant in the businesses or countries in which the Company operates.


RECENT ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of FAS 133 is not anticipated to have a material impact on the Company's financial statements.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company continues to have no holdings of derivative financial or commodity-based instruments at July 3, 1999. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate and foreign currency exchange rate risks. The Company performed sensitivity analysis at December 31, 1998 to assess the potential effect of a change in the interest rate and a change to the foreign currency exchange rates and concluded that near-term changes in either should not materially affect the Company's financial position, results of operations or cash flows. The Company has experienced no significant changes in these financial instruments or risk exposures during the first six months of 1999 and thus believes that the Company's year-end assessment is still appropriate at July 3, 1999.



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


                                          GERBER CHILDRENSWEAR, INC.
                                                 (Registrant)


DATE:   August 17, 1999                   By: /s/  Edward Kittredge
                                          -------------------------
                                          Edward Kittredge
                                          Chairman, Chief Executive Officer
                                          and President
                                          (Principal Executive Officer)




DATE:   August 17, 1999                   By: /s/  Richard L. Solar
                                          ---------------------------------
                                          Richard L. Solar
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)




DATE:   August 17, 1999                   By: /s/  David E. Uren
                                          ------------------------------
                                          David E. Uren
                                          Vice President of Finance, Secretary
                                          and Treasurer
                                          (Principal Accounting Officer)