Form 10-Q
period 1999-10-02
GERBER CHILDRENSWEAR INC
filed 1999-11-16
CIK 1052274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 1999

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

                           [ X ]  YES                [     ]   NO

As of November 11, 1999, there were outstanding 8,306,544 shares of Common Stock and 8,692,315 shares of Class B Common Stock.

                           Gerber Childrenswear, Inc.
                                     INDEX

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

           Condensed Consolidated Balance Sheets as of October 2, 1999,
           October 3, 1998 and December 31, 1998...............................1

           Condensed Consolidated Statements of Income and Comprehensive
           Income for the quarters ended October 2, 1999 and October 3, 1998 and for the nine months ended October 2, 1999 and October 3,1998....2

           Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 1999 and October 3, 1998....................3

           Notes to Condensed Consolidated Financial Statements..............4-7


Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................8-13

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...........14

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K.....................................14

Signatures....................................................................15

Exhibit - Financial Data Schedule.............................................16

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           Gerber Childrenswear, Inc.
                      Condensed Consolidated Balance Sheets

                                        (Unaudited)   (Unaudited)      (Note)
                                         October 2,    October 3,   December 31,
                                            1999          1998          1998
                                        -----------   -----------   -----------
                                                     (In thousands)
Assets
Current Assets
    Cash and cash equivalents...........   $  4,824      $  1,701      $  1,780
    Accounts receivable, net............     48,642        42,322        36,621
    Inventories.........................     85,030        99,984        87,020
    Deferred income taxes...............      4,858         2,511         4,806
    Other...............................      1,543         1,113         2,534
                                        -----------   -----------   -----------
          Total current assets..........    144,897       147,631       132,761
                                        -----------   -----------   -----------

Property, plant and equipment...........     36,764        31,721        32,935
    Less accumulated depreciation.......     11,128         6,643         7,711
                                        -----------   -----------   -----------
                                             25,636        25,078        25,224
                                        -----------   -----------   -----------
Other Assets
    Excess of cost over fair value of
      net assets acquired, net..........     19,108        21,378        20,607
    Other...............................      8,138         6,392         7,146
                                        -----------   -----------   -----------
          Total other assets............     27,246        27,770        27,753
                                        -----------   -----------   -----------
                                           $197,779      $200,479      $185,738
                                        ===========   ===========   ===========

Liabilities and Shareholders' Equity
Current Liabilities
    Accounts payable....................   $ 15,339      $ 18,249      $ 11,815
    Accrued expenses....................     18,460        18,131        12,387
    Revolving credit loan payable.......      8,800        24,500        15,300
    Current portion of long-term debt
      and capital leases................      6,605         3,368         4,847
    Income tax payable..................      6,004         2,280         5,666
                                        -----------   -----------   -----------
          Total current liabilities.....     55,208        66,528        50,015
                                        -----------   -----------   -----------
Non-Current Liabilities
    Long-term debt......................     14,593        22,734        19,631
    Other non-current liabilities.......     19,222        16,340        17,166
                                        -----------   -----------   -----------
          Total non-current liabilities.     33,815        39,074        36,797
                                        -----------   -----------   -----------

Shareholders' Equity....................    108,756        94,877        98,926
                                        -----------   -----------   -----------
                                           $197,779      $200,479      $185,738
                                        ===========   ===========   ===========

Note: The amounts were derived from the audited financial statements at that date.
                             See accompanying notes

                           Gerber Childrenswear, Inc.
      Condensed Consolidated Statements of Income and Comprehensive Income
                                   (Unaudited)

                              For the quarter ended   For the nine months ended
                              -------------------------------------------------
                              October 2,   October 3,   October 2,   October 3,
                                 1999         1998         1999         1998
                              ----------   ----------   ----------   ----------
                                    (In thousands, except per share data)
Net sales.....................  $ 80,159     $ 73,879     $205,212     $202,405
Cost of  sales................    60,900       56,068      153,315      149,788
                              ----------   ----------   ----------   ----------
    Gross margin..............    19,259       17,811       51,897       52,617
Selling, general and
  administrative expenses.....    11,423       10,442       32,065       29,674
                              ----------   ----------   ----------   ----------
Income before interest and
  income taxes................     7,836        7,369       19,832       22,943
Interest expense, net of
  interest income ............     1,141        1,111        2,339        5,157
                              ----------   ----------   ----------   ----------
Income before income taxes....     6,695        6,258       17,493       17,786
Provision for income taxes....     2,340        1,996        6,154        6,221
                              ----------   ----------   ----------   ----------
Income before extraordinary
  item........................     4,355        4,262       11,339       11,565
Extraordinary item, net.......         -            -            -         (266)
                              ----------   ----------   ----------   ----------
Net income....................     4,355        4,262       11,339       11,299
  Foreign currency translation       749        1,513       (1,497)       1,159
                              ----------   ----------   ----------   ----------
Comprehensive income..........  $  5,104     $  5,775     $  9,842     $ 12,458
                              ==========   ==========   ==========   ==========

Per share amount:
  Earnings per common share:
    Income before
      extraordinary item, net.  $    .26     $    .26     $    .68     $    .81
    Extraordinary item, net...         -            -            -         (.02)
                              ----------   ----------   ----------   ----------
Net income....................  $    .26     $    .26     $    .68     $    .79
                              ==========   ==========   ==========   ==========

  Earnings per common share - diluted:
    Income before
      extraordinary item, net.  $    .22     $    .21     $    .57     $    .64
    Extraordinary item, net...         -            -            -         (.02)
                              ----------   ----------   ----------   ----------
Net income....................  $    .22     $    .21     $    .57     $    .62
                              ==========   ==========   ==========   ==========

Numerator
Income before extraordinary
  item, net...................  $  4,355     $  4,262     $ 11,339     $ 11,565
Preferred stock dividends.....         -            -            -         (774)
                              ----------   ----------   ----------   ----------
Income available to common
  shareholders................     4,355        4,262       11,339       10,791
Extraordinary item, net.......         -            -            -         (266)
                              ----------   ----------   ----------   ----------
Net income available to common
  shareholders................  $  4,355     $  4,262     $ 11,339     $ 10,525
                              ==========   ==========   ==========   ==========

Denominator
Weighted average shares - basic   16,665       16,477       16,621       13,320
Effect of dilutive securities:
  Warrants....................     2,958        2,958        2,958        2,958
  Nonvested stock/stock options      288          527          345          577
                               ---------   ----------   ----------   ----------
Adjusted weighted average
  shares - diluted............    19,911       19,962       19,924       16,855
                               =========   ==========   ==========   ==========

                             See accompanying notes

                           Gerber Childrenswear, Inc.
                 Condensed Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                     For the nine months ended
                                                    ---------------------------
                                                     October 2,     October 3,
                                                        1999           1998
                                                    ------------   ------------
                                                            (In thousands)
Operating Activities
    Net income......................................    $ 11,339       $ 11,299
    Adjustments to reconcile net income to net cash
      provided by (used in)operating activities:
      Depreciation and amortization.................       4,595          4,468
      Other.........................................      (1,554)        (3,647)
      Changes in assets and liabilities
          Accounts receivable, net..................     (12,276)        (7,810)
          Inventories...............................       1,799        (28,762)
          Accounts payable..........................       3,571          4,608
          Other assets and liabilities, net.........       9,986          3,356
                                                    ------------   ------------
                                                          17,460        (16,488)
                                                    ------------   ------------
Investing Activities
    Purchases of property, plant and equipment......      (4,486)        (3,528)
    Proceeds from sale of property, plant
      and equipment.................................         142             37
                                                    ------------   ------------
                                                          (4,344)        (3,491)
                                                    ------------   ------------
Financing Activities
    Borrowings under revolving credit agreement.....      57,600         68,240
    Repayments under revolving credit agreement.....     (64,100)       (43,990)
    Principal payments on long-term borrowings and
      capital leases................................      (3,254)       (51,539)
    Proceeds from initial public offering, net
      of expenses...................................           -         48,659
    Other...........................................        (104)          (301)
                                                    ------------   ------------
                                                          (9,858)        21,069
                                                    ------------   ------------

    Effect of exchange rate changes on cash.........        (214)            75
                                                    ------------   ------------

Net increase in cash and cash equivalents...........       3,044          1,165
Cash and cash equivalents at beginning of period....       1,780            536
                                                    ------------   ------------
Cash and cash equivalents at end of period..........    $  4,824      $   1,701
                                                    ============   ============


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

     In conjunction with the Company's accounting for a royalty contract, the Company previously lowered the estimate of its future liability to be paid related to certain products. This change in estimate is not material to the nine months ended October 2, 1999.

                           Gerber Childrenswear, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)


5.  INVENTORIES

     A summary of inventories, by major classification, at October 2, 1999, October 3, 1998 and December 31, 1998 is as follows (in thousands):

                       October 2, 1999     October 3, 1998    December 31, 1998
                      -----------------   -----------------   -----------------

Raw materials                   $11,885             $13,843             $11,863
Work in process                  11,938              17,287              13,515
Finished goods                   61,207              68,854              61,642
                               --------            --------            --------
                                $85,030             $99,984             $87,020
                               ========            ========            ========

6.  INCOME TAXES

     The Company's effective income tax rate of 35.0% and 35.2% for the quarter and the nine months ended October 2, 1999, respectively, was lower than the statutory rates due to the impact in 1999 of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.


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


8.  EXTRAORDINARY ITEM

     In June 1998, the Company repaid senior and junior subordinated notes in the principal amount of $22.5 million and $11.0 million, respectively. The write-off of unamortized discount and loan costs totaling $266,000 (net of an income tax benefit of $163,000) is included as an extraordinary item in the accompanying condensed consolidated statements of income for the nine months ended October 3, 1998.

                           Gerber Childrenswear, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)


9.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

     The Company operates in two business segments: Apparel and Hosiery. The Apparel segment consists of the production and sale of infant and toddler's sleepwear, playwear, underwear, bedding, bath, cloth diapers and other products to volume retailers, mid-tier department stores and specialty retailers in the United States under the Gerber, Baby Looney Tunes and Curity brand names, the Onesies trademark and private labels. The Hosiery segment, which was acquired on December 17, 1997, consists of the production and sale of sport socks under the Wilson, Coca Cola and Converse brand names in the United States and Europe and under the Dunlop brand name in Europe. The Company's first three quarters always end on the Saturday closest to the calendar quarter end. The fourth quarter ends on December 31st of the applicable year.

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

Business Segments

                              For the quarter ended   For the nine months ended
                              -------------------------------------------------
                              October 2,   October 3,   October 2,   October 3,
                                 1999         1998         1999         1998
                              ----------   ----------   ----------   ----------
Net sales:
    Apparel...................  $ 62,214     $ 58,560     $152,001     $154,233
    Hosiery...................    17,945       15,319       53,211       48,172
                              ----------   ----------   ----------   ----------
Total net sales...............  $ 80,159     $ 73,879     $205,212     $202,405
                              ==========   ==========   ==========   ==========

Income before interest and income taxes:
    Apparel...................  $  6,013     $  6,345     $ 14,724     $ 19,443
    Hosiery...................     1,823        1,024        5,108        3,500
                              ----------   ----------   ----------   ----------
Total income before interest
  and income taxes............  $  7,836     $  7,369     $ 19,832     $ 22,943
                              ==========   ==========   ==========   ==========

Depreciation and amortization:
    Apparel...................  $    784     $    709     $  2,246     $  2,111
    Hosiery...................       781          726        2,349        2,357
                              ----------   ----------   ----------   ----------
Total depreciation and
  amortization................  $  1,565     $  1,435     $  4,595     $  4,468
                              ==========   ==========   ==========   ==========

Capital additions:
    Apparel...................  $    988     $  1,202     $  3,557     $  2,508
    Hosiery...................       450          346          929        1,020
                              ----------   ----------   ----------   ----------
Total capital additions.......  $  1,438     $  1,548     $  4,486      $ 3,528
                              ==========   ==========   ==========   ==========

                                       6

                           Gerber Childrenswear, Inc.
        Notes to Condensed Consolidated Financial Statements (Continued)
                                   (Unaudited)

                              October 2,   October 3,  December 31,
                                 1999         1998         1998
                              ----------   ----------   ----------
Assets:
    Apparel...................  $147,935     $149,307     $136,246
    Hosiery...................    49,844       51,172       49,492
                              ----------   ----------   ----------
Total assets..................  $197,779     $200,479     $185,738
                              ==========   ==========   ==========

Inventories (included in assets):
    Apparel...................  $ 76,972     $ 91,151     $ 79,748
    Hosiery...................     8,058        8,833        7,272
                              ----------   ----------   ----------
Total inventories (included
  in assets)..................  $ 85,030     $ 99,984     $ 87,020
                              ==========   ==========   ==========

Geographic Areas              For the quarter ended   For the nine months ended
                              -------------------------------------------------
                              October 2,   October 3,   October 2,   October 3,
                                 1999         1998         1999         1998
                              ----------   ----------   ----------   ----------
Net sales:
    United States.............  $ 75,157     $ 69,327     $188,521     $187,292
    All other.................     5,002        4,552       16,691       15,113
                              ----------   ----------   ----------   ----------
Total net sales...............  $ 80,159     $ 73,879     $205,212     $202,405
                              ==========   ==========   ==========   ==========

Income before interest and income taxes:
    United States.............  $  7,313     $  6,053     $ 17,999     $ 20,064
    All other.................       523        1,316        1,833        2,879
                              ----------   ----------   ----------   ----------
Total income before interest
  and income taxes............  $  7,836     $  7,369     $ 19,832     $ 22,943
                              ==========   ==========   ==========   ==========

                              October 2,   October 3,  December 31,
                                 1999          1998        1998
                              ----------   ----------   ----------
Assets:
    United States.............  $172,735     $176,340     $161,175
    All other.................    25,044       24,139       24,563
                              ----------   ----------   ----------
Total assets..................  $197,779     $200,479     $185,738
                              ==========   ==========   ==========

10.  SUBSEQUENT EVENT - REGARDING INSURED CASUALTY LOSS

     In September 1998, the Company's three plants in the Dominican Republic sustained property damage and began to experience business interruption losses associated with Hurricane Georges. The Company maintained property damage and business interruption insurance and settled a majority of the claim with its insurance providers in November 1999. The final outcome/settlement of this claim is expected to be recorded as a gain in the statement of income in the fourth quarter of 1999.

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

     The IT plan was begun in 1997 and consisted of three phases: 1) investigation of the Company's affected systems; 2) assessment and design of a remediation plan; and 3) remediation and testing. As of April 3, 1999, the Company had completed all phases of the IT plan. The Company believes that all internal IT systems necessary to manage the business effectively have been replaced, modified or upgraded. The Company does not currently believe that it faces material adverse issues related to its IT equipment.

     The  Non-IT  plan  was  begun  in  1998  and  consists  of two  phases:  1)
identification and assessment of the Company's Non-IT equipment; and 2) remediation and/or development of contingency plans. As of October 2, 1999 the Company has identified all critical Non-IT equipment and has contacted the equipment vendors (via Y2K questionnaires) to determine the status of their Y2K readiness. Based on their responses, the Company has either replaced, modified or upgraded the respective equipment or has developed contingency plans to minimize identified exposures. Contingency plans include, but are not limited to, using alternate vendors, using manual interfaces, and hard copies. The Company does not currently believe that it faces material adverse issues related to its Non-IT equipment.

     Like every other business, the Company is at risk from potential Y2K failures on the part of its major business partners, including, but not limited to, suppliers, vendors, financial institutions, benefit providers, payroll services, customers, and clients, as well as potential failures in public and private infrastructure services, including electricity, water, transportation, and communications. The Company in 1998 began its TP plan by initiating communications (via Y2K questionnaires) with significant third party businesses. Completion of the TP plan is ongoing, as several of these TP businesses have fourth quarter 1999 target compliance dates for their Year 2000 programs. The Company is reviewing all questionnaires as received and is in the process of assessing its vulnerability related to any critical non-remediated third party Y2K compliance. Contingency plans are being developed and include, but are not limited to, using alternate vendors, using manual interfaces, and hard copies. The Company has not established a timetable for completing these contingency plans since it is still in the process of receiving third party Y2K questionnaires. There can be no guarantee that the systems of third parties will be remediated on a timely basis, or that such parties' failure to remediate Y2K issues would not have a material adverse effect on the Company.

     The total cost of adapting the Company's systems to the Y2K problem is now estimated at approximately $350,000. Expenses incurred up to and including October 2, 1999 totaled approximately $340,000. The remaining Y2K budget established by the Company is expected to be adequate to cover costs still to be incurred. Provisions have not been made for expenses that may arise from problems occurring from third party non-compliance.

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


CASUALTY EVENT

     For information regarding the Company's insured casualty loss, reference is made to the information presented in Note 10 "Subsequent Event - Regarding Insured Casualty Loss" to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Business Segment Data

     For information regarding net sales, income before interest and income taxes and assets by industry segment, reference is made to the information presented in Note 9 "Business Segments and Geographic Areas" to the condensed consolidated financial statements.


Third Quarter Ended October 2, 1999 Compared to Third Quarter Ended October 3, 1998

     Net sales. Apparel net sales were $62.2 million for the third quarter of 1999, an increase of $3.7 million or 6.2% above net sales of $58.6 million for the third quarter of 1998. The Apparel sales increase was due to an increase in seasonal products shipped in 1999, partially as a result of earlier deliveries of blanket sleepers than a year ago. Hosiery net sales were $17.9 million in the third quarter of 1999, an increase of $2.6 million or 17.1% above net sales of $15.3 million for the third quarter of 1998 due to strong sales at retail.

     Gross margin. Gross margin as a percentage of net sales was 24.0% in 1999 and 24.1% in 1998.

     Selling, general & administrative expenses. Selling, general and administrative expenses as a percentage of net sales increased to 14.3% in the third quarter of 1999, from 14.1% in 1998. The percentage increase was due to the Apparel segment's higher costs for warehousing and startup of the new Mexican production facility.

     Income before interest and income taxes. Apparel income before interest and income taxes ("EBIT") was $6.0 million in the third quarter of 1999 compared to $6.3 million in the third quarter of 1998. The drop in Apparel EBIT was the result of higher operating cost as discussed above. Hosiery EBIT was $1.8 million in the third quarter of 1999 compared with $1.0 million in the third quarter of 1998. The increase in Hosiery EBIT was the result of improved margins due to lower material cost and a more favorable volume mix of products.

     Interest expense, net of interest income. Interest expense was $1.1 million in the third quarter of 1999 and 1998. Interest expense for 1999 includes a $0.6 million provision for possible interest charges in connection with resolving principally timing differences between the Company and the Internal Revenue Service ("IRS") on the amount of current income taxes due for 1996 and 1997. The differences arise from ongoing examinations by the IRS.

     Provision for income taxes. Provision for income taxes was $2.3 million in the third quarter of 1999 compared to $2.0 million in the third quarter of 1998. The effective tax rate was 35.0% for 1999 compared to 31.9% for 1998. The Company's effective income tax rate reflects the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

     Net income. As a result of the above, net income for the third quarter was $4.4 million in 1999 and $4.3 million in 1998.

Nine Months Ended October 2, 1999 Compared to Nine Months Ended October 3, 1998

     Net sales. Apparel net sales were $152.0 million for the first nine months of 1999, a decrease of $2.2 million or 1.4% below net sales of $154.2 million for the first nine months of 1998. The Apparel sales decline was due to a reduction in non-seasonal normal margin products sold in 1999 to key accounts, offset in part by an increase in closeout sales in 1999. Hosiery net sales were $53.2 million in the first nine months of 1999, an increase of $5.0 million or 10.5% above net sales of $48.2 million for the first nine months of 1998 due to customer pipe line stocking early in the year and strong sales at retail.

     Gross margin. Gross margin as a percentage of net sales declined from 26.0% in 1998 to 25.3% in 1999. The decrease in gross margin was due to the Apparel segment, which had an increase in closeout sales, a reduction in non-seasonal normal margin sales and higher manufacturing cost in the second and third quarter due to slower than planned build up of production levels in the new Mexican facility.

     Selling, general & administrative expenses. Selling, general and administrative expenses as a percentage of net sales increased to 15.6% in the first nine months of 1999, from 14.7% in 1998. The percentage increase was due to the Apparel segment's lower sales and higher costs for warehousing and startup of the new Mexican production facility.

     Income before interest and income taxes. Apparel EBIT was $14.7 million in the first nine months of 1999 compared to $19.4 million in the first nine months of 1998. The drop in Apparel EBIT was the result of a reduction in non-seasonal normal margin sales combined with an increase in closeout sales and higher operating cost as discussed above. Hosiery EBIT was $5.1 million in the first nine months of 1999 compared with $3.5 million in the first nine months of 1998. The increase in Hosiery EBIT was the result of improved margins due to lower material cost and a more favorable volume mix of products.

     Interest expense, net of interest income. Interest expense was $2.3 million in the first nine months of 1999 versus $5.2 million in the first nine months of 1998. The decrease in interest expense reflects the lower debt levels resulting from the use of proceeds from the Company's initial public offering on June 11, 1998, partially offset by higher Apparel inventories and a $0.6 million provision in the third quarter of 1999 for possible interest charges in connection with resolving principally timing differences between the Company and the IRS on the amount of current income taxes due for 1996 and 1997. The tax differences arise from ongoing examinations by the IRS.

     Provision for income taxes. Provision for income taxes was $6.2 million in the first nine months of 1999 and 1998. The effective tax rate was 35.2% for 1999 compared to 35.0% for 1998. The Company's effective income tax rates reflect foreign earnings generally taxed at lower rates than in the United
States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

     Extraordinary item, net. The Company repaid senior and junior subordinated notes in June 1998 resulting in the write-off of unamortized discount and loan costs of approximately $.3 million (net of an income tax benefit of $.2 million).

     Net income. As a result of the above, net income for the first nine months was $11.3 million in 1999 and in 1998.

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

     Net cash provided by (used in) operating activities for the nine months ended October 2, 1999 and October 3, 1998 was $17.5 million and $(16.5) million, respectively. The change was primarily due to variations in accounts receivable and inventories. Accounts receivable for both years changed due to the timing of sales and collections and due to an increase in seasonal products shipped in the third quarter of 1999, partially as a result of earlier deliveries of blanket sleepers than a year ago. During the third quarter of 1998, the Company was impacted by lower than anticipated shipments of its weather-related blanket sleeper and thermal product lines due to the unseasonably warm weather during the quarter. The lower than anticipated sales in 1998 along with inefficiencies in the Company's production planning system and inefficiencies still occurring at the Company's new distribution center resulted in a higher than expected inventory balance at October 3, 1998. Inventories decreased in 1999 due to higher seasonal sales in the third quarter of 1999 compared to a year ago.

     Capital expenditures were $4.5 million and $3.5 million for the first nine months of 1999 and 1998, respectively. These expenditures consisted primarily of building/leasehold improvements, normal replacement of manufacturing equipment, purchases of office equipment and upgrades of information systems. Capital expenditures for the remainder of 1999 are expected to be approximately $2.3 million.

     Net cash (used in) provided by financing activities was $(9.9) million and $21.1 million for the first nine months of 1999 and 1998, respectively. Based on the cash provided by operating activities in 1999, the Company was able to make repayments on the Company's revolving credit agreement and other long-term borrowing arrangements. Cash provided by financing activities in 1998 consisted principally of borrowings under the Company's revolving credit agreement to fund the increased working capital needs. In addition, the Company used the net proceeds received from its initial public offering in June 1998 to repay certain long-term indebtedness of the Company and to redeem shares of the Company's redeemable preferred stock held by certain of its officers.

     The Company believes that cash generated from operations, together with amounts available under its credit facilities, will be adequate to meet its working capital, capital expenditures and debt service requirements for the next twelve months.

CHANGE IN ESTIMATE

     In conjunction with the Company's accounting for a royalty contract, the Company previously lowered the estimate of its future liability to be paid related to certain products. This change in estimate was not material to the nine months ended October 2, 1999. The Company is uncertain whether this change in estimate will have a material impact on statements of income for future periods; however, the Company does not believe this change in estimate will have a material impact on the Company's financial position in future periods, although there can be no assurance that this will be the case.


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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company continues to have no holdings of derivative financial or commodity-based instruments at October 2, 1999. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate and foreign currency exchange rate risks. The Company performed sensitivity analysis at December 31, 1998 to assess the potential effect of a change in the interest rate and a change to the foreign currency exchange rates and concluded that near-term changes in either should not materially affect the Company's financial position, results of operations or cash flows. The Company has experienced no significant changes in these financial instruments or risk exposures during the first nine months of 1999 and thus believes that the Company's year-end assessment is still appropriate at October 2, 1999.



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

                                               Gerber Childrenswear, Inc.
                                                      (Registrant)


DATE:   November 16, 1999                      By: /s/  Edward Kittredge
                                               -------------------------
                                               Edward Kittredge
                                               Chairman, Chief Executive Officer
                                               and President
                                               (Principal Executive Officer)




DATE:   November 16, 1999                      By: /s/  Richard L. Solar
                                               -------------------------
                                               Richard L. Solar
                                               Senior Vice President and Chief
                                               Financial Officer
                                               (Principal Financial Officer)




DATE:   November 16, 1999                      By: /s/  David E. Uren
                                               -------------------------
                                               David E. Uren
                                               Vice President of Finance,
                                               Secretary and Treasurer
                                               (Principal Accounting Officer)