Form 10-K
period 1999-12-31
GERBER CHILDRENSWEAR INC
filed 2000-03-30
CIK 1052274

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                7005 PELHAM ROAD
                              GREENVILLE, SC 29615
                    (Address of principal executive offices)

                                 (864) 987-5200
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                               NAME OF EACH
             TITLE OF EACH CLASS                       EXCHANGE ON WHICH REGISTERED
             -------------------                       ----------------------------
        Common Stock, $0.01 par value                     New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 20, 2000, there were outstanding 8,291,075 shares of Common Stock and 8,692,315 shares of Class B Common Stock. As of that date, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant (based on the closing price for the Common Stock on the New York Stock Exchange on March 20, 2000) was approximately $21,697,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 16, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.    Business....................................................    4
Item 2.    Properties..................................................    9
Item 3.    Legal Proceedings...........................................   10
Item 4.    Submission of Matters to a Vote of Security Holders.........   10

                                   PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................   10
Item 6.    Selected Financial Data.....................................   11
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   13
Item 7A    Quantitative and Qualitative Disclosures About Market
           Risk........................................................   18
Item 8.    Financial Statements and Supplementary Data.................   18
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   18

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   19
Item 11.   Executive Compensation......................................   19
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   19
Item 13.   Certain Relationships and Related Transactions..............   19

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   20

           SAFE-HARBOR STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events that involve known and unknown risks and uncertainties, including, without limitation, those associated with the effect of national and regional economic conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, competition and financial difficulties encountered by customers. All statements other than statements of historical facts included in this annual report, including, without limitation, the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct and actual results, performance or events could differ materially from those expressed in such statements.

     References in this annual report on Form 10-K (the "Report") to the "Company" shall, as the context requires, refer to Gerber Childrenswear, Inc. (and its predecessor), together with its wholly-owned direct and indirect subsidiaries. References in this Report to "Gerber" shall, as the context requires, collectively refer to Gerber Childrenswear, Inc., Costura Dominicana, Inc., Gerber Childrenswear Canada, Inc. (a Delaware corporation formed in 1998), GCI IP Sub, Inc., Costura Matamoros S.A. de C.V. (a Mexican corporation formed in 1998) and GCW Mexico S.A. de C.V. (a Mexican corporation formed in 1998). References in this Report to "Auburn" shall, as the context requires, collectively refer to Auburn Hosiery Mills, Inc., GCI Spainco, S.L. (a Spanish corporation formed in 1998), Sports Socks Co. (Belgium) BVBA (a Belgian corporation formed in 1999), Sport Socks Co. (UK) Limited and Sport Socks Co. (Ireland) Limited, each a wholly-owned direct or indirect subsidiary of Gerber Childrenswear, Inc.

                                     PART I

ITEM 1. BUSINESS

HISTORY

     Gerber Childrenswear, Inc. was formed and became a single corporate entity through the merger in April 1989 of four separate companies acquired by Gerber Products Company ("GPC"). In January 1996, Gerber Childrenswear, Inc. was acquired by GCIH, Inc. ("GCIH") from GPC for approximately $61.5 million in cash (subject to purchase price adjustments) and a $12.5 million promissory note (the "Original Acquisition"). Since the Original Acquisition, GPC has not owned any capital stock of the Company, nor have GPC and the Company shared common directors, officers or employees. In connection with such acquisition and related financing, Citicorp Venture Capital, Ltd. ("CVC"), management, directors and others purchased the equity of GCIH. Gerber conducts the apparel segment of the Company's business which consists of the production and sale of infant and toddler sleepwear, playwear, underwear, bedding, bath, cloth diapers and other products under the Gerber, Baby Looney Tunes, Little Suzy's Zoo and Curity licensed brand names, the Onesies trademark and private labels.

     The Company acquired all of the capital stock of Auburn in December 1997 for approximately $40.0 million in cash (the "Auburn Acquisition"). Auburn conducts the hosiery segment of the Company's business which consists of the production and sale of branded sport socks under licensed brand names such as Wilson, Coca-Cola, Converse and Dunlop to major retailers in the United States and/or Europe.

     In connection with the consummation of the Company's Initial Public Offering ("Offering") in June 1998, GCIH and Gerber consummated a series of transactions pursuant to which GCIH was recapitalized and reorganized and Gerber was merged into GCIH (the "Reorganization"). The principal transactions that comprised the Reorganization which occurred in connection with the consummation of the Offering were: (i) the conversion of all of the outstanding shares of preferred stock of GCIH into either common stock of GCIH or the right to receive cash; (ii) the merger of Gerber into and with GCIH, with GCIH being the surviving entity of such merger; and (iii) the amendment of the certificate of incorporation of GCIH to provide for (a) the reclassification and exchange of all of the outstanding shares of all classes of common stock and warrants to purchase common stock of GCIH for shares of Common Stock, Class B Common Stock or warrants to purchase Class B Common Stock of GCIH and (b) a change of the corporate name from GCIH, Inc. to Gerber Childrenswear, Inc.

     The Company is a Delaware corporation. The Company's principal offices are located at 7005 Pelham Road, Greenville, SC 29615, and its telephone number is
(864) 987-5200.

BUSINESS SEGMENTS

  Apparel Segment

     The apparel segment consists of the production and sale of infant and toddler sleepwear, playwear, underwear, bedding, bath, cloth diapers and other products under the Gerber, Baby Looney Tunes, Little Suzy's Zoo and Curity brand names, the Onesies trademark and private labels. Gerber Childrenswear, Inc. is a leading marketer of infant and toddler apparel and related products, offering products under its flagship brand, Gerber, as well as the Baby Looney Tunes and Curity brand names, the Onesies trademark and the Little Suzy's Zoo brand which was recently introduced in the apparel market. The Gerber name and baby head logo are among the best recognized in the infant and toddler industry. The Company believes that Gerber is the leading provider of infant and toddler apparel and related products, based on dollar volume and breadth of product offering to volume retailers, which constitute the fastest growing segment of the retail industry. The Company also distributes products to mid-tier department stores and specialty retailers. Gerber holds a leading market share, based on dollar volume, in its distribution channels in the underwear, blanket sleeper and cloth diaper categories. The Company believes that these leading positions, in addition to strong consumer recognition of its brands, provide opportunities for Gerber to leverage its brands into other product categories including sleep 'n play, bed & bath, playwear, bibs, hosiery and gift sets where Gerber has an existing presence.

     The Company believes the market offers continued growth prospects due to demographic factors including: (i) more women having children at an older age and returning to work thereafter, resulting in greater disposable income for expenditures on children; and (ii) an increasing number of grandparents, who represent a key consumer segment for infant and toddler products. Within the infant and toddler industry, greater emphasis on value has shifted consumer purchases away from traditional department stores and toward more value-conscious retail channels, including volume retailers and mid-tier department stores. Additionally, the industry is highly fragmented and supplies volume retailers who are interested in limiting their purchases to a smaller number of well-capitalized vendors with a broad base of branded products. The Company believes that its strong brand names, leading market positions, broad product offerings and strong customer relationships with volume retailers and mid-tier department stores position it to benefit from industry trends.

  Hosiery Segment

     The hosiery segment consists of the production and sale of sport and casual socks under the Wilson, Coca-Cola, Converse and Dunlop names to major retailers in the United States and/or Europe. The hosiery segment conducted by Auburn manufactures, markets and sells branded sport socks for men, women and children under established brand names such as Wilson, Coca-Cola, Converse and Dunlop in the United States ("U.S.") and/or Europe. Auburn has operations in the United States and Ireland. Auburn markets to a diversified customer base in the U.S. and Europe, including volume retailers, department stores, wholesale clubs and major sporting good chains. These strong brand names and Auburn's long-term reputation for quality facilitate a multi-channel distribution strategy. Auburn competes effectively in these distribution channels by offering its branded products at competitive prices, operating as a low-cost producer, servicing customers with quick turnaround and maintaining strong customer relations.

  Business Segment Data

     For information regarding net sales, income (loss) before interest and income taxes and assets by industry segment, reference is made to the information presented in Note 18 "Business Segments and Geographic Areas" to the consolidated financial statements.

GENERAL

  Manufacturing and Sourcing

     Through its own and third party manufacturing operations, Gerber is able to control the knitting, cutting, sewing, embroidering and packaging of its products. Over the last several years, Gerber has focused its operations on its manufacturing strengths such as knitting, cutting and sewing and has discontinued its inefficient manufacturing operations such as spinning yarn and dyeing fabric. The Company believes that the combination of domestic and foreign production helps Gerber maintain competitive pricing by keeping costs low while fulfilling customer demand for fast turnaround on orders.

     Gerber has seven manufacturing operations, including one in each of South Carolina and Texas, two locations in North Carolina and two "9802" facilities in the Dominican Republic and one location in Mexico. The facility in Mexico began operations in the fourth quarter of 1998. By the end of 1999, the Mexican plant was manufacturing 20,000 dozen garments per week, up from approximately 10,000 dozen per week in the first quarter of 1999. By the end of 2000, the facility is expected to generate close to 30,000 dozen garments per week. The lower labor costs in Mexico and proximity to new and existing markets ensures the Company's cost competitiveness and "just in time" deliveries. In addition, the facility can service the Canadian market under the NAFTA agreement, as well as parts of South America without incurring duties. In "9802" facilities, U.S. components are shipped abroad, assembled, packaged and re-imported with duty charges assessed only on the value added abroad.

     In addition, the Company utilizes third party manufacturers (both domestically and offshore) and has entered into exclusive production agreements with certain contractors in the U.S., Estonia, Guatemala and Mexico. These agreements are generally for terms of one year, payment is due within 30 days, the contractors must provide labor and conduct hiring practices consistent with local laws and the Company's condition of employment standards, and pricing terms are negotiated on an item by item basis.

     Hosiery segment manufacturing requires a capital intensive process through which the sock is knit in the greige, the toe is closed, the sock is bleached or dyed and then packaged for distribution. In the U.S., Auburn conducts knitting and toe closing operations at its manufacturing facility in Adairville, Kentucky. The Adairville facility houses technologically advanced knitting and sewing equipment with no significant equipment older than six years. Auburn has implemented a computerized monitoring system of this machinery which increases efficiency, usage rates and productivity. Auburn's bleaching, dyeing, finishing, packaging and shipping operations are conducted at its facility in Auburn, Kentucky. Technological advances and other control mechanisms at both the Adairville and Auburn facilities allow Auburn to maximize productivity. The Company intends to invest in further technological advances as they become available.

     Outside the U.S., Auburn operates a facility in Cahirciveen, County Kerry, Ireland which conducts knitting, sewing, bleaching, packaging and shipping functions using machinery, processes and technology virtually identical to those of the U.S. facilities. The Ireland facility primarily supplies the European market (including Western Europe and Eastern Europe west of Russia) with the same branded American-style sports socks. In addition, the Company recently installed in the Ireland facility a computerized monitoring system similar to that which Auburn implemented in its Adairville facility. Now fully operational in Ireland, the system has significantly increased efficiency and productivity at that facility. The Company plans to spend approximately $8.0 million to establish a second manufacturing facility in Tralee, Ireland. When the new plant is completed in 2001, it will increase the potential capacity to service the European market. The Company believes that Auburn's ability to offer high quality, branded socks at competitive prices has been recognized by value-conscious Europeans and which will enable Auburn to expand its branded business in Europe.

  Customers

     Certain of the Company's volume retailer and mid-tier department store customers account for significant portions of the Company's net sales. The Apparel segment directly services approximately 1,100 retail accounts, with its top 10 customers representing approximately 84%, 82% and 82% of total 1999, 1998 and 1997 sales, respectively. The Apparel segment had sales to Wal-Mart and two other customers that accounted for 37%, 11%, and 11% of total Apparel sales in 1999, respectively; 40%, 11% and 10% of total Apparel sales in 1998, respectively; 43%, 10%, and 11% of total Apparel sales in 1997. The Hosiery segment had sales to Wal-Mart that accounted for 51% and 45% of 1999 and 1998 sales, respectively, and 49% of its 1997 sales on a pro forma basis.

     The Company generally does not enter into long-term or other purchase agreements with its customers. Customer orders are received by the Company through one of two methods. With the exception of fashion-oriented and seasonal products, most customer orders are tied to a planogram, which is established by customers for setting up displays within their stores. Generally planograms are revised annually in these merchandise categories. The Company's customers, based on sales data captured at cash registers, generate orders for replenishment goods which are transmitted to the Company through its electronic data interchange ("EDI") systems. Replenishment orders for planogram merchandise are generally filled within three days. Under the second program, customer orders for fashion-oriented and seasonal products (e.g., blanket sleepers) are received on a purchase order basis, and such orders are filled without an in-season reorder expectation.

  Competition

     The infant and toddler apparel market is highly competitive. Both branded and private label manufacturers compete in the infant and toddler apparel markets. Competition generally is based upon product quality, brand name recognition, price, selection, service and convenience. Gerber's primary competitors include the Hanes subsidiary of the Sara Lee Corporation ("Hanes"), The William Carter Company ("Carter's"), licensed products and firms using character licenses from Walt Disney Company, Inc. ("Disney") and others. Gerber also competes with certain retailers, including several which are customers of the Company, which have significant private label product offerings. Gerber's ability to compete depends, in substantial part, on the continued high regard for the Gerber brand name and the ability of Gerber to continue to offer high-quality products at competitive prices.

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

  Patents, Licenses and Trademarks

     The Company is largely dependent on the use of the Gerber name. The Gerber name and trademark are exclusively licensed to the Company from GPC for use on certain clothing and textile products in the infant and toddler apparel market sold in the U.S., Canada and the Caribbean. The product categories covered by the Gerber license include infant and toddler shoes, underwear, sleepwear (including blanket sleepers, pajamas and sleep 'n play), playwear, bed and bath products, reusable cloth diapers and diaper liners, bibs, hosiery, swimwear and gift sets and layette incorporating the above articles, in each case targeted to infants and toddlers. The terms and conditions for use of the Gerber name for other product categories and geographic areas must be negotiated by the Company on an individual basis. The Gerber license extends through 2006, after which there are two five-year renewal periods. GPC retains the rights under the license to produce, distribute, advertise and sell, and to authorize others to produce, distribute, advertise and sell, products under the Gerber name other than clothing and textile products. The Company is not required to pay royalty fees to GPC until 2002, although the Company is recording royalty expense to reflect such fees over the initial license period.

     The Company also licenses the Baby Looney Tunes brand name from the Warner Brothers division of Time-Warner, Inc. ("Warner Brothers"), the Curity brand name from The Kendall Company and the Little Suzy's Zoo brand name from Suzy's Zoo. The Company is licensed to use the Baby Looney Tunes and Little Suzy's Zoo brand names in the U.S. and Canada and the Curity brand name in the U.S. and internationally. The Baby Looney Tunes, Curity and Little Suzy's Zoo licenses are limited to certain product categories, including, in the case of Baby Looney Tunes and Little Suzy's Zoo, bath products, bedding, sleepwear, underwear, footwear, socks, layettes and infant and toddler playwear, and in the case of Curity, cloth diapers and diaper liners, underwear, hosiery, sleepwear (including blanket sleepers and sleep 'n play) and certain other products, in each case for infants and toddlers. The Curity license automatically renews for periods of ten years. The Baby Looney Tunes license extends through December 31, 2000. Any subsequent renewals will be the subject of good faith negotiations. The Little Suzy's Zoo license expires on December 31, 2001 but can be automatically renewed for one additional year if a certain minimum royalty is earned in the final year of the agreement. Any subsequent renewals will be the subject of good faith negotiations. The Company owns the Onesies trademark.

     Auburn also licenses properties from different companies for its products. The license from Wilson Sporting Goods Co. ("Wilson") expires in 2002 with a five year renewal period if certain sales targets are exceeded. Auburn has held this license since 1982. The license from Wilson can be terminated by Wilson if the employment of either Kevin K. Angliss or Donald J. Murphy with Auburn terminates. The license from Converse

Inc. ("Converse") expires on December 31, 2004 with a two year renewal option if certain sales targets are met. This license can be terminated by Converse if Kevin K. Angliss and/or Timothy Graham are no longer the principal managers of Auburn's Converse brand product line. Messrs. Angliss, Murphy and Graham have not entered into employment agreements with Auburn. The Company decided not to renew the Coca-Cola Company ("Coca-Cola") license in the U.S. as sales under this license were not sufficient to warrant its renewal at December 31, 1999. The license from Dunlop Slazenger International Ltd. ("Dunlop") expires in 2001 (with a five year renewal period if certain sales targets are exceeded). All of these licenses have particular geographic and other limitations, and the Company negotiates the terms and conditions for the use of such trademarks outside such limitations on an individual basis. The products covered by the licenses include: (i) sport socks in the case of Wilson; (ii) men's, women's and youth's hosiery in all color combinations and styles in the case of Converse; (iii) athletic and casual socks in the case of Coca-Cola; and (iv) sport and casual socks in the case of Dunlop.

     The Company has not experienced any proprietary license infringements or legal actions that have had a material impact on its consolidated financial condition or results of operations.

  Raw Materials

     The Company depends on certain raw materials such as yarn for the manufacturing of its products. In order to hedge against price increases of yarn, the Company actively manages its cost through contracts with its yarn suppliers with terms of up to one year. With the exception of suppliers located in Ireland, the United Kingdom, Spain, Italy and Germany which provide yarn to the Company's Irish subsidiary, all of the Company's yarn suppliers are located in the U.S. None of the foreign suppliers, either individually or in the aggregate, provide material quantities of yarn to the Company. Management believes that none of these suppliers are material and that there are many alternate sources from which yarn may be readily obtained.

  Cost of Environmental Compliance

     The Company's manufacturing facilities and operations are subject to certain federal, state, local and foreign laws and regulations relating to environmental protection and occupational health and safety, including those governing wastewater discharges, air emissions, the management and disposal of solid and hazardous wastes, and the remediation of contamination associated with the release of hazardous substances. Prior to its acquisition, Auburn was cited for discharging contaminants into the sewer system from its facility in Auburn, Kentucky in excess of the amounts allowed under its permits. The condition underlying such violations were either fully remediated at an immaterial cost or are expected to be remediated at an immaterial cost. Gerber and, other than the above, Auburn have never been cited, fined or otherwise held liable for violations of environmental statutes or regulations. In addition, the Company is not aware of any noncompliance with such laws and regulations. The Company has incurred, and will continue to incur, capital expenditures and operating expenses to comply with such requirements. However, the Company does not currently anticipate any material capital expenditures for environmental control facilities for the current or succeeding year. Nonetheless, there can be no assurance that such laws will not become more stringent or be interpreted and applied more stringently. Such future changes or interpretations or the identification of adverse environmental conditions previously unknown to the Company could result in additional compliance costs or in remediation costs to the Company.

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

  Backlog of Orders

     The Company delivers products throughout the year and generally experiences buy cycles during the first and third quarters. The EDI system and Vendor Managed Inventory ("VMI") programs have significantly reduced the average order period, which effectively reduces backlog. At December 31, 1999, the Company's backlog of orders for its products, all of which were expected to be shipped during 2000, was approximately $19.5 million compared to approximately $21.9 million at December 31, 1998 and approximately $20.2 million at December 31,

1997. Backlog as of any given date may not be indicative of backlog at a subsequent date. Therefore, a comparison of backlog from period to period is not necessarily an accurate indicator of eventual shipments.

  Employees

     As of December 31, 1999, the Company had approximately 3,100 employees including approximately 1,500 in the U.S. and approximately 1,600 in foreign countries. None of the Company's employees are members of unions or are otherwise party to a collective bargaining agreement. Certain of the Company's employees in Ireland are subject to the national wage agreement in Ireland. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

     The following table sets forth the principal real property owned or leased by the Company and used as production, distribution, warehouse, manufacturing or other facilities as of December 31, 1999:

                                                               OWNED OR        APPROXIMATE
         LOCATION                         USE                   LEASED     FLOOR SPACE (S.F.)
         --------                         ---                  --------    -------------------
APPAREL SEGMENT:
---------------
  Ballinger, TX...........  Manufacturing                        Owned            85,000
  Ballinger, TX...........  Warehouse, Distribution             Leased            70,000
  Evergreen, AL...........  Warehouse, Distribution             Leased           255,000
  Dominican Republic
     (Two Facilities).....  Manufacturing                       Leased            53,000
  Lumberton, NC
     (Two Facilities).....  Manufacturing                        Owned           183,000
  Pelzer, SC
     (Two Facilities).....  Manufacturing, Distribution          Owned           804,000
  Matamoros, Mexico.......  Manufacturing                       Leased            74,000

HOSIERY SEGMENT:
---------------
  Adairville, KY..........  Manufacturing                        Owned            72,000
  Auburn, KY..............  Manufacturing, Distribution and
                              Administration                     Owned           160,000
  Cahirciveen, Ireland
     (Two Facilities).....  Manufacturing, Distribution and
                              Administration                    Leased            62,000

     In addition to the facilities described above, the Company leases 48,000 square feet for its headquarters in Greenville, South Carolina. The Company also renewed in April 1999, its lease for approximately 21,000 square feet for its executive offices and showroom in New York, New York. From time to time, the Company also uses storage space in warehouses in Adairville, Kentucky for Hosiery and Evergreen, Alabama and Brewton, Alabama for Apparel. The Company holds a purchase option for the Evergreen, Alabama warehouse which is exercisable at any time during the 15 year lease term at a price of two dollars. The Company also holds a purchase option on the Matamoros, Mexico lease which is exercisable during the life of the lease for a price of approximately $2.6 million. The Company plans to spend approximately $8.0 million to establish a second manufacturing facility in Tralee, Ireland. When the new plant is completed in 2001, it will increase the potential capacity to service the European market.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

     For a discussion of environmental and other regulatory matters see "Item 1. Business -- General -- Cost of Environmental Compliance."

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved from time to time in various routine legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of its business. The Company has been active in pursuing actions against infringements on its trademarks. In the opinion of the Company's management, the resolution of such matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

     Gerber Childrenswear, Inc.'s Common Stock is traded on the New York Stock Exchange. The following table reflects the range of high and low selling prices of Gerber Childrenswear, Inc.'s Common Stock by quarter from the time of the Company's initial public offering in June 1998.

                                                                 1999           1998
                                                              -----------    -----------
                                                              HIGH    LOW      HIGH     LOW
                                                              ----    ---      ----     ---
First Quarter...............................................  8 12/16 5 14/16  N/A      N/A
Second Quarter (for 1998 -- beginning June 11, 1998)........  8 8/16  5 14/16  16 1/16  14 7/16
Third Quarter...............................................  7 12/16 4 4/16   16 10/16  7 6/16
Fourth Quarter..............................................  5 14/16 3 12/16  10 6/16   5 4/16

HOLDERS

     At March 20, 2000, there were approximately 93 holders of record of Common Stock and two holders of record of Class B Common Stock.

DIVIDENDS

     The Company has not paid any dividends with respect to the Common Stock. The Company presently intends to retain future earnings to finance its growth and development and therefore does not expect to pay any cash dividends in the foreseeable future. The Company's credit facility, which was entered into with certain lenders in connection with the Auburn Acquisition ("Credit Agreement"), restricts the payment of cash dividends by the Company (subject to certain limited exceptions), and the Company may in the future enter into loan or other agreements or issue debt securities or preferred stock that restrict the payment of dividends. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors of the Company (the "Board"). Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed appropriate by the Board.

ITEM 6.  SELECTED FINANCIAL DATA

ANNUAL FINANCIAL DATA

     The following table presents (i) selected historical consolidated financial data of the Predecessor Company for the year ended December 31, 1995 and (ii) selected historical consolidated financial information of the Company at December 31, 1996 and for the period from January 22, 1996 to December 31, 1996 and as of and for the years ended December 31, 1997, 1998 and 1999. The selected consolidated financial data of the Predecessor has been derived from the financial statements of the Predecessor for the year ended December 31, 1995, the selected financial data of the Company for the period from January 22, 1996 to December 31, 1996, as well as the year ended December 31, 1997, 1998 and 1999 has been derived from the financial statements of the Company. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7.

                                                                                             PREDECESSOR
                                                                  COMPANY                      COMPANY
                                                  ----------------------------------------   -----------
                                                                               PERIOD FROM
                                                   YEAR     YEAR      YEAR     JANUARY 22,      YEAR
                                                  ENDED    ENDED     ENDED       1996 TO        ENDED
                                                                       DECEMBER 31,
                                                  ------------------------------------------------------
                                                   1999     1998    1997 (A)    1996 (B)      1995 (C)
                                                  ------   ------   --------   -----------   -----------
                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales.......................................  $277.7   $278.5    $202.0      $185.2        $197.4
Cost of sales...................................   210.7    209.5     146.3       138.6         156.4
                                                  ------   ------    ------      ------        ------
Gross margin....................................    67.0     69.0      55.7        46.6          41.0
Selling, general and administrative expenses....    42.4     38.5      27.7        23.9          24.6
Stock compensation (d)..........................      --       --       9.5          --            --
Other (e).......................................    (1.8)      --        .2          .7            --
                                                  ------   ------    ------      ------        ------
Total operating expenses........................    40.6     38.5      37.4        24.6          24.6
                                                  ------   ------    ------      ------        ------
Income before interest and income taxes.........    26.4     30.5      18.3        22.0          16.4
Interest expense, net...........................     2.7      5.8       5.8         6.3            --
                                                  ------   ------    ------      ------        ------
Income before income taxes and extraordinary
  item, net.....................................    23.7     24.7      12.5        15.7          16.4
Provision for income taxes......................     8.0      8.7       4.8         6.2           6.3
                                                  ------   ------    ------      ------        ------
Income before extraordinary item, net...........    15.7     16.0       7.7         9.5          10.1
Extraordinary item, net (f).....................      --      (.2)      (.7)         --            --
                                                  ------   ------    ------      ------        ------
Net income......................................    15.7     15.8       7.0         9.5          10.1
Less preferred stock dividends..................      --      (.8)     (1.6)       (1.3)           --
                                                  ------   ------    ------      ------        ------
Net income available to common shareholders.....  $ 15.7   $ 15.0    $  5.4      $  8.2        $ 10.1
                                                  ======   ======    ======      ======        ======

Earnings per common share.......................  $  .94   $ 1.06    $  .48      $  .72
Earnings per common share - assuming dilution...  $  .79   $  .85    $  .37      $  .53

                                                                                          PREDECESSOR
                                                                   COMPANY                  COMPANY
                                                      ---------------------------------   -----------
                                                                       DECEMBER 31,
                                                      -----------------------------------------------
                                                       1999     1998     1997     1996       1995
                                                      ------   ------   ------   ------   -----------
                                                                       (IN MILLIONS)
BALANCE SHEET DATA:
Working capital.....................................  $ 90.8   $ 82.7   $ 65.9   $ 56.2     $ 69.6
Total assets........................................   178.4    185.7    163.9    106.1      103.2
Total debt..........................................    19.5     39.7     77.0     43.4         --
Preferred stock including accrued dividends.........      --       --     14.6     13.1         --
Investment by GPC...................................      --       --       --       --       79.1
Shareholders' equity................................  $111.9   $ 98.9   $ 19.4   $  9.1         --

See following page for notes to the selected financial data.

---------------

(a) Includes the following operating results for Auburn for the period December 17, 1997 through December 31, 1997 (in millions).

Net sales...................................................  $1.5
Gross margin................................................    .2
SG&A expenses...............................................    .2
Loss before interest and income taxes.......................     *
Net loss....................................................     *

*    Less than $50,000.
(b) Excludes the Predecessor Company's unaudited operations for the period January 1, 1996 through January 21, 1996 (in millions).

Net sales...................................................  $6.7
Gross margin................................................   1.1
SG&A expenses...............................................   1.4
Loss before interest and income taxes.......................   (.3)
Net loss....................................................   (.2)

(c) The Predecessor Company operated as a wholly-owned subsidiary of GPC until being divested by GPC on January 22, 1996. The financial data for the Predecessor Company is not entirely comparable to that of the Company due to certain factors including the following:

     (i) The Predecessor Company did not incur any royalty expense for the use of the Gerber name and baby head logo. During the period from January 22, 1996 to December 31, 1996 and for the years ended December 31, 1997, 1998 and 1999, the royalty expense to GPC was approximately $1.9 million, $3.5 million, $2.8 million and $1.4 million, respectively.

     (ii) The Predecessor Company's net sales in 1995 included approximately $8.3 million of net sales at cost to GPC that generated no gross margin. Net sales to GPC in 1996, 1997 and 1998 of approximately $6.2 million, $4.3 million and $1.1 million, respectively, generated gross margins in 1996, 1997 and 1998 of approximately $1.0 million, $.6 million and $.2 million, respectively. There were no sales to GPC in 1999.

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

(e) Represents the settlement with its insurance providers of the Company's losses associated with Hurricane Georges for a net casualty gain of approximately $1.3 million and a one-time curtailment of postretirement benefits gain associated with the Company's decision to downsize its domestic Apparel operations in 1999.

(f) In June 1998, the Company repaid senior and junior subordinated notes in the principal amount of $22.5 million and $11.0 million, respectively. The write-off of unamortized discount and loan costs totaled $.2 million (net of an income tax benefit of $.2 million). In 1997, the Company expensed unamortized loan costs and a prepayment penalty of $.7 million (net of an income tax benefit of $.5 million) in connection with the replacement of the Company's then existing credit facility with the current Credit Agreement.

QUARTERLY FINANCIAL DATA

     For information regarding quarterly financial data, reference is made to
Note 19 "Selected Quarterly Financial Data -- (Unaudited)" to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 COMPLIANCE

     During 1999, the Company discussed the nature and progress of its plans to become Year 2000 ("Y2K") compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Y2K date change. The Company expensed approximately $50,000 and $300,000 during 1999 and 1998, respectively, in connection with remediating its systems. The Company is not aware of any material problems resulting from Y2K issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors to ensure that any latent Y2K matters that may arise are addressed promptly.

CASUALTY EVENT -- HURRICANE GEORGES

     For information regarding the Company's insured casualty loss, reference is made to the information presented in Note 16 "Casualty Event" to the consolidated financial statements.

SEASONALITY

     In the Apparel segment, sales are typically higher in the third and fourth quarters. The Company believes that there are three main reasons for this trend:
(i) sales of blanket sleepers and fleece products occur mostly during this period; (ii) a portion of the Company's underwear business is seasonal in that a product line for the fall season incorporates seasonal designs, prints, colors and fabric weight; and (iii) sales in general rise as retailers prepare for events such as back-to-school season (as consumers visit stores to buy clothing for older children) and retailer initiated promotions of baby apparel. In the fourth quarter, such trend is primarily due to greater sales of blanket sleepers in the early fourth quarter and increased sales of playwear in the late fourth quarter.

     In the Hosiery segment, sales are generally non-seasonal, but Auburn does experience somewhat higher sales in the second and third quarters as a result of the seasonal use of the product and back to school sales. Auburn's business is also influenced by promotions instituted by its customers.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, income statement data expressed as a percentage of net sales. Any trends reflected by the following table may not be indicative of future results.

                                                                PERCENTAGE OF NET SALES
                                                                -----------------------
                                                                YEAR ENDED DECEMBER 31,
                                                                1999     1998     1997
                                                                -----    -----    -----
Net sales...................................................    100.0%   100.0%   100.0%
Cost of sales...............................................     75.9     75.2     72.4
                                                                -----    -----    -----
Gross margin................................................     24.1     24.8     27.6
Selling, general & administrative expenses..................     15.3     13.8     13.7
Stock compensation..........................................      0.0      0.0      4.7
Other.......................................................     (0.7)     0.0      0.1
                                                                -----    -----    -----
Income before interest and income taxes.....................      9.5     11.0      9.1
Interest expense, net.......................................      1.0      2.1      2.9
                                                                -----    -----    -----
Income before income taxes and extraordinary item, net......      8.5      8.9      6.2
Provision for income taxes..................................      2.9      3.1      2.4
                                                                -----    -----    -----
Income before extraordinary item, net.......................      5.6      5.8      3.8
Extraordinary item, net.....................................      0.0     (0.1)    (0.3)
                                                                -----    -----    -----
Net income..................................................      5.6%     5.7%     3.5%
                                                                =====    =====    =====

BUSINESS SEGMENT DATA

     For information regarding net sales, income (loss) before interest and income taxes and assets by industry segment, reference is made to the information presented in Note 18 "Business Segments and Geographic Areas" to the consolidated financial statements.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net sales. Apparel net sales were $205.6 million for 1999, a decrease of $6.8 million or 3.2% below net sales of $212.4 million for 1998 due to decreased unit volume sales. Hosiery net sales were $72.1 million in 1999, an increase of $6.0 million or 9.1% above net sales of $66.1 million in 1998 due to customer pipe line stocking early in the year and strong retail sales, particularly for multi packs.

     Gross margin. Gross margin as a percentage of net sales declined from 24.8% in 1998 to 24.1% in 1999. The decrease in gross margin was due in part to the higher percentage of Hosiery sales that typically have lower gross margins than Apparel sales and in part to higher manufacturing costs for Apparel due to both lower than planned overall production levels to reduce inventories and a higher percentage of domestic production due to a slower than planned start up of the new Mexican production facility.

     Selling, general & administrative expenses. Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased to 15.3% in 1999 from 13.8% in 1998. The percentage increase was due to lower sales and higher costs for warehousing and startup of the new Mexican production facility.

     Other. Represents the settlement with its insurance providers of the Company's losses associated with Hurricane Georges for a net casualty gain of approximately $1.3 million and a one-time curtailment of postretirement benefits gain associated with the Company's decision to downsize its domestic Apparel operations in 1999.

     Income before interest and income taxes. Apparel income before interest and income taxes ("EBIT") was 9.1% of Apparel sales in 1999 compared to 12.0% in 1998. The drop in Apparel EBIT was the result of the higher manufacturing costs and SG&A expenses as discussed above. Hosiery EBIT was 10.6% of Hosiery sales in 1999 compared to 7.7% in 1998. The increase in Hosiery EBIT was the result of improved margins due to lower material cost and an increase in unit sales.

     Interest expense, net. Interest expense was approximately $2.7 million in 1999 and $5.8 million in 1998. The decrease in interest expense reflects the lower debt levels resulting from the use of proceeds from the Company's initial public offering on June 11, 1998, partially offset by higher Apparel inventories during most of

1999 and a $0.6 million provision in 1999 for possible interest charges in connection with resolving differences between the Company and the Internal Revenue Service ("IRS") on the amount of current income taxes due for 1996 and 1997. The tax differences arise from ongoing examinations by the IRS.

     Provision for income taxes. Provision for income taxes was $8.1 million in 1999, compared to $8.6 million in 1998. The effective tax rate was 34.0% for 1999 compared to 35.0% for 1998. The Company's effective income tax rate differed from the prior period effective rate due to greater impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which are not deductible for federal and state income tax purposes.

     Extraordinary item, net. The Company repaid senior and junior subordinated notes in June 1998 with the proceeds from the Offering, resulting in the write-off of unamortized discount and loan costs of approximately $.3 million (net of an income tax benefit of $.2 million).

     Net income. As a result of the above, net income was $15.7 million for 1999 and $15.8 million for 1998.

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

     Extraordinary item, net. The Company repaid senior and junior subordinated notes in June 1998 with the proceeds from the Offering, resulting in the write-off of unamortized discount and loan costs of approximately $0.3 million (net of an income tax benefit of $0.2 million). In 1997, unamortized loan costs and a prepayment penalty of

$0.7 million (net of an income tax benefit of $0.5 million) were expensed in connection with the replacement of the Company's then existing credit facility with its current Credit Agreement.

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

     Net cash provided by (used in) operating activities was $43.7 million, $(3.9) million and $(5.0) million for 1999, 1998 and 1997, respectively. The increase in cash provided by operating activities in 1999 was due to a decrease in inventory of $21.4 million related to lower than planned overall production levels in the fourth quarter of 1999. The decrease in net cash provided by operating activities for 1998 and 1997 is primarily due to an increase in inventory and accounts receivable. Inventory increased $15.9 million and $15.0 million in 1998 and 1997, respectively. The higher inventories in 1998 resulted from inefficiencies in the Company's production planning system (which is currently being upgraded) and inefficiencies still occurring at the Company's new distribution center. The higher inventories in 1997 represented higher levels of safety stocks maintained on hand to minimize delivery time and properly service customers to limit disruptions to customers during the transition to a new distribution warehouse in 1997 and as a result of the need to keep more inventory on hand due to increased reliance on offshore sourcing. The increase in accounts receivable of $1.1 million, $2.9 million and $8.1 million in 1999, 1998 and 1997, respectively, is primarily due to the timing of sales and collections. The lower accrued expenses in 1998 compared to 1999 and 1997 were primarily related to: (i) the payment of the 1997 stock compensation withholding taxes of approximately $4.6 million; (ii) $2.1 million reduction of corporate incentives; and (iii) $2.8 million reduction in interest due to the repayment of all or a portion of the senior subordinated note payable, junior subordinated note payable and term loan in connection with the Company's Offering. Income taxes payable (decreased) increased $(2.6) million, $10.3 million and $(10.2) million in 1999, 1998 and 1997, respectively. The change year over year primarily relates to: (i) differences in the timing of payments;
(ii) changes in temporary differences in 1998; and (iii) the tax impact of stock compensation late in 1997.

     The Company invested $7.4 million, $5.0 million and $4.2 million in capital expenditures during 1999, 1998 and 1997, respectively. These expenditures consisted primarily of normal replacement of manufacturing equipment, purchases of office equipment and upgrades to information systems. In addition, the Company relocated its distribution center in 1997 resulting in a one-time capital expenditure of $2.0 million. The Company is budgeting an aggregate of $15.2 million for capital expenditures for 2000. Included in this amount is $6.4 million to begin construction/renovation of a second manufacturing facility in Tralee, Ireland, $2.9 million to replace or upgrade manufacturing equipment and $5.0 million to upgrade MIS systems. Gerber's portion of the overall capital expenditures, $7.6 million, includes $5.0 million for MIS systems upgrades; which the Company believes, when fully implemented, could provide efficiencies in the areas of product development, forecasting and production planning.

     Net cash (used in) provided by financing activities was $(20.3) million, $10.0 million and $30.3 million for 1999, 1998 and 1997, respectively. The decrease in cash provided by financing activities in 1999 was due to repayments made under the Company's Credit Agreement. The increase in cash provided by financing activities for 1998 and 1997 consisted of borrowings under the Company's revolving credit agreement to fund the seasonally increased working capital needs as well as higher inventory levels maintained. In addition, in 1998 the Company used the net proceeds of $48.7 million from its Offering and the exercise of the over-allotment option to: (a) repay a senior subordinated note in the aggregate principal amount of $22.5 million; (b) repay a junior subordinated note in the aggregate principal amount of $11.0 million; (c) repay certain other indebtedness of the Company in the aggregate principal amount of $14.8 million; and (d) redeem 2,828.4 shares of the Company's redeemable preferred stock in the aggregate amount of approximately $0.4 million held by certain of its officers.

     Under the terms of a ten year license agreement between the Company and GPC, the initial term of which expires in 2006, the Company is not required to pay royalty fees to GPC until the year 2002. Commencing in 2002, the Company is required to pay an escalating royalty fee as a percentage of net sales of Gerber licensed products during the remaining term of the license agreement and in each year of the two consecutive five-year renewal terms if such agreements are renewed. The Company is recording charges against earnings in accordance with generally accepted accounting principles in order to ensure a straight-line effect of the total royalty expense expected to be incurred over the initial ten year license term. The charges recorded prior to 2002 represent non-current liabilities that will begin to be paid to GPC in 2002. The initiation of such royalty payments in year 2002 may adversely affect the Company's cash flow.

     In connection with the Auburn Acquisition, the Company's then-existing senior credit facility was refinanced and replaced with the Credit Agreement which consisted of a $40.0 million term loan to finance the acquisition and a $60.0 million revolving facility to fund current working capital requirements. The Company had no amounts outstanding under the revolving credit portion of the Credit Agreement at December 31, 1999 and $15.3 million outstanding at December 31, 1998. The Credit Agreement subjects the Company to standard covenants and events of default. As of December 31, 1999, the Company was in compliance with all such covenants and was not in default.

     Auburn's Irish operations maintains an IRL1.6 million loan facility (U.S. $2.0 million as of December 31, 1999) with the National Irish Bank consisting of a combined term loan, overdraft, guarantee and foreign exchange line. This facility is subject to annual review. The overdraft facility and foreign exchange line are available at the Company's discretion with each term loan draw down subject to the National Irish Bank's approval. At present, the Irish entity has no outstanding balances under any portion of the loan facility. In addition, the Irish entity has received capital and employment grants from the Industrial Development Authority (the "IDA") which could become repayable to the IDA (if certain conditions are not met) in the aggregate amount of up to IRL1.8 million (U.S. $2.3 million) as of December 31, 1999. Auburn is a party to two loan agreements with the County of Logan, Kentucky related to the issuance in 1989 of two series of industrial revenue bonds of which approximately $2.0 million remained outstanding at December 31, 1999.

     The Company believes that cash generated from operations, together with amounts available under the Credit Agreement and the Irish entity's loan facility with the National Irish Bank, will be adequate to meet its working capital, capital expenditures, and debt service requirements for the next 12 months.

INFLATION

     In general, costs are affected by inflation and the Company may experience the effects of inflation in future periods. The Company does not currently consider the impact of inflation to be significant in the businesses or countries in which the Company operates.

RECENT ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of FAS 133 is not anticipated to have a material impact on the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company had no holdings of derivative financial or commodity-based instruments at December 31, 1999. A review of the Company's other financial instruments and risk exposures at that date revealed that the Company had exposure to interest rate and foreign currency exchange rate risks.

  Interest rates

     The Company's balance sheet consists of a revolving credit facility and a term loan that are subject to interest rate risk. Both loans are priced at floating rates of interest, with a basis of LIBOR or prime rate at the Company's option. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company's interest expense. At December 31, 1999, the Company performed sensitivity analysis to assess the potential effect of a 1% increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company's consolidated financial position, results of operations or cash flows.

  Foreign currency exchange rates

     The Company's earnings are affected by fluctuations in the value of the U.S. Dollar as compared to foreign currencies, predominately in European countries, as a result of the sale of its products in foreign markets and translation adjustments associated with the conversion of the Company's foreign subsidiaries into the reporting currency (U.S. Dollar). As such, the Company's exposure to changes in foreign currency exchange rates could impact the Company's consolidated financial position, results of operations or cash flows. At December 31, 1999, the Company performed sensitivity analysis to assess the potential effect of a 10% increase or decrease in foreign exchange rates and concluded that near-term changes in exchange rates should not materially affect the Company's consolidated financial position, results of operations or cash flows. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates did not factor in a potential change in sales levels or local currency prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements which appears on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed on or before April 29, 2000, and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed on or before April 29, 2000, and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed on or before April 29, 2000, and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item will be contained in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed on or before April 29, 2000, and such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(1) Listing of Documents.

     (a) Financial Statements. The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page F-1.

     (b) Financial Statement Schedules.

          (i) Schedule II -- Supplemental Schedule of Valuation and Qualifying Accounts

              All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore have been omitted.

(2) Reports on Form 8-K.

     None.

(3) Exhibits.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1 (1)  --  Form of Amended and Restated Certificate of Incorporation of
               the registrant.
  3.2 (1)  --  Form of Amended and Restated Bylaws of the registrant.
  4.1 (1)  --  Form of Certificate representing shares of Common Stock,
               $0.01 par value per share.
  4.2 (1)  --  Credit Agreement by and among GCIH, Auburn, GCI, the domestic subsidiaries of the same and various lending
               institutions dated as of April 3, 1998.
  4.3 (1)  --  First Amendment to Credit Agreement by and among GCIH,
               Auburn, GCI, the domestic subsidiaries of the same and
               various lending institutions dated as of April 3, 1998.
  4.4 (1)  --  Second Amendment to Credit Agreement by and among GCIH,
               Auburn, GCI, the domestic subsidiaries of the same and
               various lending institutions dated as of June 4, 1998.
  4.5 (2)  --  Gerber Childrenswear, Inc. 1998 Long-Term Performance
               Incentive Plan, dated as of March 3, 1998.
  4.6 (3)  --  Third Amendment to Credit Agreement by and among GCIH,
               Auburn, GCI, the domestic subsidiaries of the same and
               various lending institutions dated as of August 24, 1999.
 10.1 (1)  --  Stock Purchase Agreement by and between GPC and GCIH dated as of December 14, 1995.
 10.2 (1)  --  Form of Executive Stock Purchase Agreement between GCIH and certain of its Executives, each dated January 22, 1996.
 10.3 (1)  --  Form of Manager Securities Purchase Agreement between GCIH and certain of its Managers.
 10.4 (1)  --  Securities Purchase Agreement by and between GCIH and CVC, dated as of January 22, 1996.
 10.5 (1)  --  Form of Director Stock Purchase Agreement between GCIH and certain of its directors.
 10.6 (1)  --  Amended and Restated Registration Rights Agreement by and
               between GCIH, Citicorp Venture Capital, Ltd., and other
               stockholders of GCIH, dated as of June 5, 1998.
 10.7 (1)  --  Stock Purchase Agreement by and among GCIH, James P.
               Manning, Eileen Manning and Certain Charitable Remainder
               Trusts dated as of November 12, 1997.
 10.8 (1)  --  Share Purchase Agreement by and among GCIH, James P. Manning and Eileen Manning dated as of December 16, 1997.
 10.9 (1)  --  Amended and Restated Senior Subordinated Credit Agreement
               dated as of December 17, 1997 by and among GCIH, GCI, CMP
               and others.
 10.10(1)  --  Subordination and Intercreditor Agreement by and among
               Nationsbank, CMP, GCI and others dated as of December 17,
               1997.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 10.11(1)  --  12% Junior Subordinated Note in the face amount of
               $11,000,000, issued by GCIH to GPC as of December 29, 1997.
 10.12(3)  --  License Agreement by and between Warner Bros. Division of
               Time Warner Entertainment Company, L.P. and GCI dated as of
               December 3, 1998.
 10.13(1)  --  License Agreement by and between GPC and GCI dated as of
               January 22, 1996.
 10.14(1)  --  License Agreement among The Kendall Company, GPC, and Soft
               Care Apparel, Inc. (n/k/a GCI), dated as of July 31, 1986, as amended pursuant to that certain Letter Agreement dated
               January 19, 1996 by and among The Kendall Company, GPC, GCI and GCIH.
 10.15(1)  --  Trademark License Agreement between Auburn and Wilson
               Sporting Goods Co. dated April 29, 1997; as sublicensed to
               Sport Socks Ireland as of October 1, 1997, effective as of
               January 1, 1998; as amended as of December 5, 1997.
 10.16(1)  --  Lease Agreement by and between GCI and Operadora Zona Franca
               De la Romana, S.A. for property located at Zona Franca
               Industrial La Romana (Sewing, Packaging).
 10.17(1)  --  Lease Agreement by and between GCI and Operadora Zona Franca
               De la Romana, S.A. for property located at Altos
               Buvillaverde.
 10.18(1)  --  Lease Agreement by and between GCI and Operadora Zona Franca
               De la Romana, S.A. for property located at Altos
               Buvillaverde.
 10.19(1)  --  Lease Amendment by and between GCI and the Industrial
               Development Board of the City of Evergreen, Alabama, dated as of August 28, 1997, and assignment and assumption
               agreement and resolution of the Industrial Development Board dated as of the same date.
 10.20(1)  --  Lease Agreement between GCI and Highland Properties, LLC dated as of November 25, 1996, and amendments thereto, for the lease of the Greenville facility.
 10.21(1)  --  Severance Agreement by and between GPC, GCI and David E.
               Uren, dated as of March 18, 1995.
 10.22(1)  --  Form of Amendment No. 1 to the Executive Stock Purchase
               Agreement.
 10.23(2)  --  Lease Agreement by and between GCW Mexico, S.A. de C.V. and
               Parques Industriales Amistad Alaianzas, S.A. de C.V. for
               property located in Matamoros, Mexico.
 10.24(2)  --  Waiver and termination agreement by and between Citicorp
               Venture Capital, Ltd. and GCI related to Manager, Investor,
               Director and Executive Stock Purchase Agreements.
 10.25(3)  --  Lease Agreement by and between GCI and 1333 Broadway
               Associates, dated as of April 1, 1999, for the lease of the
               New York Sales Office.
 10.26(3)  --  License Agreement by and between Suzy's Zoo and GCI effective as of October 1, 1998.
 21.1 (3)  --  Subsidiaries of the registrant.
 23   (3)  --  Consent of Ernst & Young LLP, independent auditors.
 27   (3)  --  Financial Data Schedule.

---------------

(1) Incorporated by reference from the Registrant's Registration Statement #333-47327 on Form S-1 filed on June 10, 1998 with the Securities and Exchange Commission, and herein incorporated by reference.
(2) Incorporated by reference from the Registrant's Form 10-K filed on March 31, 1999 with the Securities and Exchange Commission, and herein incorporated by reference.
(3) Filed herewith.

     The Company will furnish a copy of any of the above exhibits not included herein upon the written request of such shareholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy or copies.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Gerber Childrenswear, Inc.
                                                       (Registrant)

Date: March 24, 2000                      By:     /s/ RICHARD L. SOLAR
                                            ------------------------------------
                                                      Richard L. Solar
                                                 Senior Vice President and
                                                  Chief Financial Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ EDWARD KITTREDGE                   Director, Chairman, Chief        March 24, 2000
-----------------------------------------------------    Executive Officer and
                  Edward Kittredge                       President (Principal
                                                         Executive Officer)

                /s/ RICHARD L. SOLAR                   Director, Senior Vice President  March 24, 2000
-----------------------------------------------------    and Chief Financial Officer
                  Richard L. Solar                       (Chief Financial Officer)

                  /s/ DAVID E. UREN                    Vice President of Finance,       March 24, 2000
-----------------------------------------------------    Secretary and Treasurer
                    David E. Uren                        (Chief Accounting Officer)

                 /s/ RICHARD CASHIN                    Director                         March 24, 2000
-----------------------------------------------------
                   Richard Cashin

                /s/ LAWRENCE R. GLENN                  Director                         March 24, 2000
-----------------------------------------------------
                  Lawrence R. Glenn

                /s/ JAMES P. MANNING                   Director                         March 24, 2000
-----------------------------------------------------
                  James P. Manning

                 /s/ JOSEPH MEDALIE                    Director                         March 24, 2000
-----------------------------------------------------
                   Joseph Medalie

                  /s/ JOHN D. WEBER                    Director                         March 24, 2000
-----------------------------------------------------
                    John D. Weber

                           GERBER CHILDRENSWEAR, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors..............................   F-2

Consolidated Balance Sheets at December 31, 1999 and 1998...   F-3

Consolidated Statements of Income and Comprehensive Income
  for the years ended December 31, 1999, 1998 and 1997......   F-5

Consolidated Statement of Changes in Shareholders' Equity
  for the years ended December 31, 1999, 1998 and 1997......   F-6

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................   F-8

Notes to Consolidated Financial Statements..................  F-10

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Gerber Childrenswear, Inc.

We have audited the accompanying consolidated balance sheets of Gerber Childrenswear, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14 (1)(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gerber Childrenswear, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Greenville, South Carolina
February 29, 2000

                           GERBER CHILDRENSWEAR, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 17,503   $  1,780
  Accounts receivable, net of allowances for doubtful
     accounts of approximately $1,103,000 (1999) and
     $1,487,000 (1998)......................................    37,261     36,621
  Inventories...............................................    65,286     87,020
  Deferred income taxes.....................................     3,100      4,806
  Other.....................................................     1,831      2,534
                                                              --------   --------
          Total current assets..............................   124,981    132,761

Property, plant and equipment, net..........................    26,876     25,224
Deferred income taxes.......................................     6,043      4,678
Excess of cost over fair value of net assets acquired, net..    18,395     20,607
Debt issuance costs, net....................................       662        880
Other.......................................................     1,467      1,588
                                                              --------   --------
                                                              $178,424   $185,738
                                                              ========   ========

See accompanying notes.

                           GERBER CHILDRENSWEAR, INC.

                                                                 DECEMBER 31,
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  9,239   $ 11,815
  Accrued expenses..........................................    15,155     12,387
  Income taxes payable......................................     3,054      5,666
  Current portion of obligations under capital leases.......         8        101
  Revolving credit loan payable.............................         -     15,300
  Current portion of long-term debt.........................     6,678      4,746
                                                              --------   --------
          Total current liabilities.........................    34,134     50,015

Accrued pension and post-retirement benefit cost............     6,928      6,092
Other accrued liabilities...................................    12,593     11,074
Long-term debt, less current portion........................    12,843     19,631

Shareholders' equity:
  Common stock, par value $.01, 20,774,000 shares
     authorized; 8,291,075 shares outstanding (1999),
     8,352,949 shares outstanding (1998)....................        84         84
  Common stock, Class B, par value $.01 per share,
     11,842,000 shares authorized and 8,692,315 shares
     outstanding............................................        87         87
  Treasury stock............................................      (150)       (33)
  Detachable stock warrants.................................       189        189
  Additional paid-in capital................................    69,676     69,776
  Other comprehensive income................................    (1,923)       745
  Retained earnings.........................................    44,177     28,511
                                                              --------   --------
                                                               112,140     99,359
  Less unearned compensation under restricted stock plan....       214        433
                                                              --------   --------
          Total shareholders' equity........................   111,926     98,926
                                                              --------   --------
                                                              $178,424   $185,738
                                                              ========   ========

See accompanying notes.

                           GERBER CHILDRENSWEAR, INC.

           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                    YEAR ENDED DECEMBER 31,
                                                                 1999         1998         1997
                                                              ----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT FOR PER SHARE
                                                                             DATA)
Net sales...................................................   $277,702     $278,496     $202,037
Cost of sales...............................................    210,713      209,458      146,294
                                                               --------     --------     --------
Gross margin................................................     66,989       69,038       55,743
Expenses:
  Selling, general and administrative expenses..............     42,416       38,559       37,231
  Other, net................................................     (1,824)          --          231
                                                               --------     --------     --------
                                                                 40,592       38,559       37,462
                                                               --------     --------     --------
Income before interest and income taxes.....................     26,397       30,479       18,281
Interest expense, net of interest income....................      2,678        5,808        5,798
                                                               --------     --------     --------
Income before income taxes..................................     23,719       24,671       12,483
Provision for income taxes..................................      8,053        8,646        4,764
                                                               --------     --------     --------
Income before extraordinary item............................     15,666       16,025        7,719
Extraordinary item, net of income tax benefit of
  approximately $163,000 (1998) and $452,000 (1997).........         --         (266)        (708)
                                                               --------     --------     --------
Net income..................................................     15,666       15,759        7,011
Foreign currency translation................................     (2,668)         745           --
                                                               --------     --------     --------
          Comprehensive income..............................   $ 12,998     $ 16,504     $  7,011
                                                               ========     ========     ========

Net income..................................................   $ 15,666     $ 15,759     $  7,011
Less preferred stock dividends..............................         --         (774)      (1,637)
                                                               --------     --------     --------
          Net income available to common shareholders.......   $ 15,666     $ 14,985     $  5,374
                                                               ========     ========     ========
Per share amounts:
  Earnings per common share:
     Income before extraordinary item.......................   $    .94     $   1.08     $    .55
     Extraordinary item.....................................         --         (.02)        (.07)
                                                               --------     --------     --------
  Net income................................................   $    .94     $   1.06     $    .48
                                                               ========     ========     ========
  Earnings per common share -- assuming dilution:
     Income before extraordinary item.......................   $    .79     $    .87     $    .41
     Extraordinary item.....................................         --         (.02)        (.04)
                                                               --------     --------     --------
  Net income................................................   $    .79     $    .85     $    .37
                                                               ========     ========     ========

See accompanying notes.

                           GERBER CHILDRENSWEAR, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      CLASS A     CLASS A     CLASS B      CLASS B   CLASS C   CLASS C   CLASS D
                              COMMON      COMMON       COMMON     COMMON       COMMON      COMMON    COMMON    COMMON     COMMON
                              SHARES       STOCK       SHARES      STOCK       SHARES       STOCK    SHARES     STOCK     SHARES
                             ---------   ---------   ----------   -------   ------------   -------   -------   -------   --------
Balance at December 31,
  1996.....................         --   $      --    661,655.1   $    7       144,594.9   $    1     2,500    $   --          --
  Repurchase of shares for
    treasury...............         --          --    (74,326.8)      --       (30,929.6)      --        --        --          --
  Pursuant to restricted
    stock plan:
    Shares issued..........         --          --           --       --        53,250.0        1        --        --          --
    Amortization...........         --          --           --       --              --       --        --        --          --
    Forfeitures............         --          --           --       --              --       --        --        --          --
  Net income...............         --          --           --       --              --       --        --        --          --
  Dividend on redeemable
    preferred stock........         --          --           --       --              --       --        --        --          --
                             ---------   ---------   ----------   -------   ------------   -------   -------   -------   --------
Balance at December 31,
  1997.....................         --          --    587,328.3        7       166,915.3        2     2,500        --          --
  Repurchase of shares for
    treasury...............         --          --           --       --              --       --        --        --          --
  Recapitalization and
    reorganization.........  4,177,220          42   (587,328.3)      (7)    8,580,463.7       86    (2,500)       --          --
  Initial public
    offering...............  4,140,000          41           --       --              --       --        --        --          --
  Conversion of stock......     55,064           1           --       --       (55,064.0)      (1)       --        --          --
  Pursuant to restricted
    stock plan:
    Amortization...........         --          --           --       --              --       --        --        --          --
    Forfeitures............         --          --           --       --              --       --        --        --          --
  Foreign currency
    translation
    adjustment.............         --          --           --       --              --       --        --        --          --
  Net income...............         --          --           --       --              --       --        --        --          --
  Dividend on redeemable
    preferred stock........         --          --           --       --              --       --        --        --          --
                             ---------   ---------   ----------   -------   ------------   -------   -------   -------   --------
Balance at December 31,
  1998.....................  8,372,284          84           --       --       8,692,315       87        --        --          --
  Repurchase of shares for
    treasury...............         --          --           --       --              --       --        --        --          --
  Pursuant to restricted
    stock plan:
    Amortization...........         --          --           --       --              --       --        --        --          --
    Forfeitures............         --          --           --       --              --       --        --        --          --
  Foreign currency
    translation
    adjustment.............         --          --           --       --              --       --        --        --          --
  Net income...............         --          --           --       --              --       --        --        --          --
                             ---------   ---------   ----------   -------   ------------   -------   -------   -------   --------
Balance at December 31,
  1999.....................  8,372,284   $      84           --   $   --       8,692,315   $   87        --    $   --          --
                             =========   =========   ==========   =======   ============   =======   =======   =======   ========

See accompanying notes.

                           GERBER CHILDRENSWEAR, INC.

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  CLASS D                          DETACHABLE   ADDITIONAL       OTHER
                                  COMMON    TREASURY    TREASURY     STOCK       PAID-IN     COMPREHENSIVE   RETAINED
                                   STOCK     SHARES      STOCK      WARRANTS     CAPITAL        INCOME       EARNINGS
                                  -------   ---------   --------   ----------   ----------   -------------   --------
Balance at December 31, 1996....   $ --            --    $  --        $189       $   752        $    --      $ 8,152
  Repurchase of shares for
    treasury....................     --     105,256.4     (128)         --            --             --           --
  Pursuant to restricted stock
    plan:
    Shares issued...............     --     (53,250.0)      53          --         5,857             --           --
    Amortization................     --            --       --          --            --             --           --
    Forfeitures.................     --            --       --          --           (72)            --           --
  Net income....................     --            --       --          --            --             --        7,011
  Dividend on redeemable
    preferred stock.............     --            --       --          --            --             --       (1,637)
                                   ----     ---------    -----        ----       -------        -------      -------
Balance at December 31, 1997....     --      52,006.4      (75)        189         6,537             --       13,526
  Repurchase of shares for
    treasury....................     --      20,835.0      (42)         --            --             --           --
  Recapitalization and
    reorganization..............     --     (53,506.4)      84          --        14,805             --           --
  Initial public offering.......     --            --       --          --        48,617             --           --
  Conversion of stock...........     --            --       --          --            --             --           --
  Pursuant to restricted stock
    plan:
    Amortization................     --            --       --          --            --             --           --
    Forfeitures.................     --            --       --          --          (183)            --           --
  Foreign currency translation
    adjustment..................     --            --       --          --            --            745           --
  Net income....................     --            --       --          --            --             --       15,759
  Dividend on redeemable
    preferred stock.............     --            --       --          --            --             --         (774)
                                   ----     ---------    -----        ----       -------        -------      -------
Balance at December 31, 1998....     --        19,335      (33)        189        69,776            745       28,511
  Repurchase of shares for
    treasury....................     --        61,874     (117)         --            --             --           --
  Pursuant to restricted stock
    plan:
    Amortization................     --            --       --          --            --             --           --
    Forfeitures.................     --            --       --          --          (100)            --           --
  Foreign currency translation
    adjustment..................     --            --       --          --            --         (2,668)          --
  Net income....................     --            --       --          --            --             --       15,666
                                   ----     ---------    -----        ----       -------        -------      -------
Balance at December 31, 1999....   $ --        81,209    $(150)       $189       $69,676        $(1,923)     $44,177
                                   ====     =========    =====        ====       =======        =======      =======


                                    UNEARNED
                                  COMPENSATION    TOTAL
                                  ------------   --------
Balance at December 31, 1996....    $    --      $  9,101
  Repurchase of shares for
    treasury....................         --          (128)
  Pursuant to restricted stock
    plan:
    Shares issued...............     (1,000)        4,911
    Amortization................        161           161
    Forfeitures.................         72            --
  Net income....................         --         7,011
  Dividend on redeemable
    preferred stock.............         --        (1,637)
                                    -------      --------
Balance at December 31, 1997....       (767)       19,419
  Repurchase of shares for
    treasury....................         --           (42)
  Recapitalization and
    reorganization..............         --        15,010
  Initial public offering.......         --        48,658
  Conversion of stock...........         --            --
  Pursuant to restricted stock
    plan:
    Amortization................        151           151
    Forfeitures.................        183            --
  Foreign currency translation
    adjustment..................         --           745
  Net income....................         --        15,759
  Dividend on redeemable
    preferred stock.............         --          (774)
                                    -------      --------
Balance at December 31, 1998....       (433)       98,926
  Repurchase of shares for
    treasury....................         --          (117)
  Pursuant to restricted stock
    plan:
    Amortization................        119           119
    Forfeitures.................        100            --
  Foreign currency translation
    adjustment..................         --        (2,668)
  Net income....................         --        15,666
                                    -------      --------
Balance at December 31, 1999....    $  (214)     $111,926
                                    =======      ========

See accompanying notes.

                           GERBER CHILDRENSWEAR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                               1999      1998       1997
                                                              -------   -------   --------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $15,666   $15,759   $  7,011
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation..............................................    4,900     4,527      1,976
  Amortization of excess of cost over fair value of net
    assets acquired and acquisition costs...................    1,103     1,130         84
  Amortization of debt issuance costs and discount..........      218       283        478
  Amortization of deferred income...........................     (313)     (340)        --
  Provision for allowance for doubtful accounts.............      (13)      700        252
  Provision for deferred income taxes.......................      341    (6,798)     3,461
  Compensation expense pursuant to restricted stock plan
    (noncash)...............................................       --        --      4,858
  Amortization pursuant to restricted stock plan............      119       151        161
  Gain on disposal of property, plant and equipment.........     (105)      (28)        (2)
  Extraordinary item........................................       --       266        708
  Other.....................................................        2         2         --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................   (1,129)   (2,908)    (8,051)
    Inventories.............................................   21,438   (15,876)   (15,048)
    Other assets............................................      771      (776)       538
    Accounts payable........................................   (2,498)   (1,813)       253
    Accrued expenses........................................    2,990   (12,542)     3,824
    Income taxes payable....................................   (2,555)   10,344    (10,204)
    Accrued pension and post-retirement benefit cost........      836     1,034      1,037
    Other accrued liabilities...............................    1,938     2,980      3,628
                                                              -------   -------   --------
        Net cash provided by (used in) operating
        activities..........................................   43,709    (3,905)    (5,036)
                                                              -------   -------   --------

INVESTING ACTIVITIES
Collections on notes receivable.............................       --        --        207
Purchases of property, plant and equipment..................   (7,364)   (5,029)    (4,180)
Proceeds from sale of property, plant and equipment.........      216        84        445
Purchase of Auburn Hosiery Mills, Inc. and Sport Socks
  Company (Ireland) Limited, net............................       --        --    (38,840)
                                                              -------   -------   --------
        Net cash used in investing activities...............  $(7,148)  $(4,945)  $(42,368)
                                                              -------   -------   --------


                           GERBER CHILDRENSWEAR, INC.

                                                                YEAR ENDED DECEMBER 31,
                                                               1999      1998       1997
                                                              -------   -------   --------
                                                                     (IN THOUSANDS)
FINANCING ACTIVITIES
Borrowings under revolving credit agreement.................  $60,800   $88,240   $ 88,824
Repayments under revolving credit agreement.................  (76,100)  (73,190)   (88,574)
Proceeds from long-term borrowings..........................        -         -     41,600
Principal payments on long-term borrowings..................   (4,821)  (53,156)   (10,205)
Principal payments on capital leases........................      (92)     (132)       (88)
Proceeds from initial public offering, net of expenses......        -    48,658          -
Repurchase of common stock..................................     (117)      (42)      (128)
Repurchase of preferred stock...............................        -      (374)       (95)
Proceeds from sale of restricted stock......................        -         -         53
Debt issuance costs.........................................        -         -     (1,039)
                                                              -------   -------   --------
Net cash (used in) provided by financing activities.........  (20,330)   10,004     30,348
                                                              -------   -------   --------

Effect of foreign exchange rate changes on cash.............     (508)       90          -
                                                              -------   -------   --------

Net increase (decrease) in cash and cash equivalents........   15,723     1,244    (17,056)
Cash and cash equivalents at beginning of period............    1,780       536     17,592
                                                              -------   -------   --------
Cash and cash equivalents at end of period..................  $17,503   $ 1,780   $    536
                                                              =======   =======   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash items:
  Conversion of redeemable preferred stock into capital
    stock In capital stock..................................        -   $15,010          -
  Reduction of notes payable, offset by reduction of notes
    receivable..............................................        -         -   $  1,500

See accompanying notes.

                           GERBER CHILDRENSWEAR, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Gerber Childrenswear, Inc. (formerly known as GCIH, Inc., and referred to herein as, the "Company") acquired 100% of the outstanding stock of certain apparel operations from Gerber Products Company. The acquisition was effective as of the start of business on January 22, 1996 and was accounted for as a purchase. The purchase price was allocated to the net assets acquired based on their respective fair values and the balance was treated as excess of cost over fair value of net assets acquired. The total cost of the acquisition was approximately $74 million. The excess of cost over fair value of net assets acquired is being amortized over twenty years on a straight-line basis.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries GCI IP Sub. Inc., Gerber Childrenswear Canada, Inc., Costura Dominicana, Inc., Costura Matamoros S.A. de C.V., GCW Mexico S.A. de C.V. and GCW Holdings, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

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

One such ten-year royalty agreement with Gerber Products Company contains a "royalty-free" period for the first six years and escalating royalty rates for the last four years of the agreement. The Company has estimated the total royalties to be paid over the life of the agreement based on estimated sales during the last four years and is recording current charges to operations for these royalties on a straight-line basis over the ten-year term of the agreement. The Company lowered the estimate of its future liability to be paid related to this royalty contract in 1999. This change in estimate is not material to the twelve months ended December 31, 1999.

CONCENTRATION OF CREDIT RISK

The Company manufactures infant apparel and products that are primarily sold to retail entities throughout the United States. The Company's primary customers are mass merchants and discount stores. Sales to three customers represented approximately 58%, 57% and 65% for 1999, 1998 and 1997, respectively. Sales to one customer were 41%, 42% and 44% for 1999, 1998 and 1997, respectively. The Company performs periodic credit evaluations of their customers and does not require collateral for credit sales.

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

                           GERBER CHILDRENSWEAR, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEBT ISSUANCE COSTS

Debt issuance costs are being amortized over the lives of the related debt. Accumulated amortization amounted to approximately $444,000 and $226,000 at December 31, 1999 and 1998, respectively. Amortization expense is included in interest expense in the accompanying consolidated statements of income and comprehensive income.

ADVERTISING

Advertising costs of approximately $5,042,000, $5,241,000 and $5,071,000 for 1999, 1998 and 1997, respectively, were expensed as incurred.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is computed by the straight-line method over the estimated useful lives of the assets for financial reporting purposes which generally range from 10 to 30 years for buildings and leasehold improvements and 3 to 10 years for machinery, furniture, vehicles and equipment. Depreciation is computed based upon "Modified Accelerated Cost Recovery System" guidelines for income tax reporting purposes.

INCOME TAXES

The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED

The excess of investments in consolidated subsidiaries over the net asset value at acquisition ("goodwill") is being amortized on a straight-line basis over periods not exceeding twenty years. On an annual basis the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired businesses. Accumulated amortization amounted to approximately $2,268,000 and $1,286,000 at December 31, 1999 and 1998,
respectively.

                           GERBER CHILDRENSWEAR, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The financial statements of the European subsidiaries were prepared in their respective local currencies and translated into United States ("U.S.") dollars based on the current exchange rate at the end of the period for the consolidated balance sheet and a weighted average rate for the period on the consolidated statements of income and comprehensive income.

FORWARD EXCHANGE CONTRACTS

The Company enters into forward foreign currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales, raw materials and fixed asset purchase transactions denominated in foreign currencies. The Company does not utilize financial instruments for trading or other speculative purposes. The terms of these contracts are generally less than one year. Unrealized gains or losses resulting from changes in currency exchange rates on uncommitted contracts are recognized currently.

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Adoption of FAS 133 is not anticipated to have a material impact on the Company's consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                           GERBER CHILDRENSWEAR, INC.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain amounts in 1998 and 1997 have been reclassified to conform to current presentations.

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

Prior to the consummation of the Offering and immediately after giving effect to the Recapitalization, Gerber Childrenswear, Inc. was merged into GCIH, Inc. with GCIH, Inc. being the surviving entity (the "Merger"). The amended and restated certificate provided for the change of the corporate name from GCIH, Inc. to Gerber Childrenswear, Inc. The Merger resulted in a tax-free liquidation of the non-surviving entity. The following capital stock transactions occurred in connection with the Merger. All of the Company's Class A and Class C Common Stock outstanding as of the Merger were exchanged for either shares of Class B Common Stock (new Class B) or Common Stock pursuant to a stock split of 15.4693 to 1. All of the outstanding shares of the Company's Class B Common Stock (old Class B) of the Company were exchanged for shares of the Company's Common Stock at a specified ratio of 15.4693 to 1. All of the outstanding warrants to purchase shares of Class D Common Stock of the Company were exchanged into warrants to purchase shares of the Class B Common Stock (new Class B) of the Company at a specified ratio of 15.4693 to 1. Upon consummation of the Merger, 113,623.6 shares of the Company's Redeemable Preferred stock were converted into 1,241,537 shares of Common Stock of the Company and 2,828.4 shares of Preferred stock were redeemed for cash equal to the liquidation value per share at the time of the Merger. The Company retired all shares held in the treasury prior to the Offering.

During June 1998, the Company consummated its Offering of 4,140,000 shares (including the exercise of the underwriters' over-allotment option) of its Common Stock at a price of $13.00 per share. The net proceeds from the Offering were $48.7 million and were used to: (a) repay a senior subordinated note in the aggregate principal amount of $22.5 million; (b) repay a junior subordinated note in the aggregate principal amount of $11.0 million; (c) repay certain other indebtedness of the company in the aggregate principal amount of $14.8 million; and (d) redeem 2,828.4 shares of the Company's redeemable preferred stock in the aggregate amount of approximately $0.4 million held by certain of its officers.

                           GERBER CHILDRENSWEAR, INC.

3. INVENTORIES

Inventories consist of the following (in thousands):

                                                                DECEMBER 31,
                                                               1999      1998
                                                              -------   -------
Raw materials...............................................  $10,058   $11,863
Work in process.............................................   12,583    13,515
Finished goods..............................................   42,645    61,642
                                                              -------   -------
                                                              $65,286   $87,020
                                                              =======   =======

Inventory mark-downs are periodically recorded based on analysis by the Company in order to reflect inventories at the lower of cost or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. Provision for potentially obsolete, irregular or slow moving inventory is made based on management's analysis of inventory levels, future sales forecasts and expected sales prices.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                                                DECEMBER 31,
                                                               1999      1998
                                                              -------   -------
Land........................................................  $   819   $   805
Buildings and leasehold improvements........................   11,982    11,690
Machinery and equipment.....................................   18,285    15,953
Furniture and other equipment...............................    3,854     2,887
Vehicles....................................................      338       360
Construction in progress....................................    3,871     1,240
                                                              -------   -------
                                                               39,149    32,935
Less accumulated depreciation...............................   12,273     7,711
                                                              -------   -------
                                                              $26,876   $25,224
                                                              =======   =======

Interest was capitalized in connection with the design and implementation of the Company's new enterprise resource system. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1999, approximately $114,000 of interest was capitalized. No interest was capitalized in 1998 or 1997.

                           GERBER CHILDRENSWEAR, INC.

5. INCOME TAXES

Income before provision for income taxes consisted of (in thousands):

                                                             1999      1998      1997
                                                            -------   -------   -------
United States.............................................  $20,213   $21,281   $12,483
International.............................................    3,506     3,390        --
                                                            -------   -------   -------
                                                            $23,719   $24,671   $12,483
                                                            =======   =======   =======

Current and deferred income tax expense are as follows (in thousands):

                                                             1999      1998      1997
                                                            -------   -------   -------
Current:
  Federal.................................................  $ 7,232   $13,847   $ 1,168
  State...................................................       95     1,259       135
  International...........................................      385       344        --
                                                            -------   -------   -------
Total current.............................................    7,712    15,450     1,303
Deferred:
  Inventory mark-downs....................................   (1,267)   (3,932)      372
  Postretirement benefits.................................     (100)     (228)     (220)
  Accrued royalty.........................................     (515)   (1,059)   (1,309)
  Inventory methods.......................................    2,599        11     2,676
  Other...................................................     (376)   (1,596)    1,942
                                                            -------   -------   -------
Total deferred............................................      341    (6,804)    3,461
                                                            -------   -------   -------
Income tax expense........................................  $ 8,053   $ 8,646   $ 4,764
                                                            =======   =======   =======

Income tax expense is different from the amount that would result from applying the U.S. Federal statutory tax rate to income before income taxes as follows (in thousands):

                                                               1999     1998     1997
                                                              ------   ------   ------
Tax at U.S. Federal statutory rate..........................  $8,302   $8,635   $4,244
State income tax, net of U.S. Federal tax benefit...........     617      641      412
International rate difference...............................    (956)    (947)      --
Other.......................................................      90      317      108
                                                              ------   ------   ------
Income tax expense..........................................  $8,053   $8,646   $4,764
                                                              ======   ======   ======

                           GERBER CHILDRENSWEAR, INC.

5. INCOME TAXES (CONTINUED)

The components of the Company's net deferred tax assets are as follows (in thousands):

                                                               DECEMBER 31,
                                                               1999     1998
                                                              ------   ------
Deferred tax assets:
  Inventory mark-downs......................................  $5,845   $4,579
  Postretirement benefits...................................   2,056    1,957
  Accrued royalty...........................................   3,599    3,084
  Other.....................................................   4,080    4,236
                                                              ------   ------
Total deferred tax assets...................................  15,580   13,856

Deferred tax liabilities:
  Depreciation..............................................   1,325    1,715
  Inventory methods.........................................   4,537    1,937
  Other.....................................................     575      720
                                                              ------   ------
Total deferred tax liabilities..............................   6,437    4,372
                                                              ------   ------
Net deferred tax assets.....................................  $9,143   $9,484
                                                              ======   ======

Income taxes paid were approximately $10,511,000, $7,481,000 and $11,734,000 in 1999, 1998 and 1997, respectively.

6. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                                                DECEMBER 31,
                                                               1999      1998
                                                              -------   -------
Interest....................................................  $   618   $    66
Salaries, wages and payroll taxes...........................    2,805     3,039
Incentives..................................................      834     1,541
Advertising.................................................    4,283       912
Self-insurance reserves.....................................      598       409
Royalties...................................................    1,399     1,399
Other.......................................................    4,618     5,021
                                                              -------   -------
                                                              $15,155   $12,387
                                                              =======   =======

                           GERBER CHILDRENSWEAR, INC.

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

                                                                DECEMBER 31,
                                                               1999      1998
                                                              -------   -------
Royalties...................................................  $ 9,596   $ 8,224
Other.......................................................    2,997     2,850
                                                              -------   -------
                                                              $12,593   $11,074
                                                              =======   =======

8. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                DECEMBER 31,
                                                               1999      1998
                                                              -------   -------
Term loan with a bank, principal due on a quarterly payment
  schedule through September 30, 2002.......................  $17,366   $21,821
Industrial Revenue Bond, payable in annual principal
  installments of $200,000 through March 1, 2004, plus
  interest at a floating rate not to exceed 14% (2.55%-4.35%
  in 1999 and 3.20%-4.45% in 1998)..........................    1,000     1,100
Industrial Revenue Bond, payable in annual principal
  installments of $200,000 through October 1, 2004, plus
  interest at a floating interest rate not to exceed 14%
  (2.55%-4.35% in 1999 and 3.20%-4.45% in 1998).............    1,000     1,100
Other.......................................................      155       356
                                                              -------   -------
                                                               19,521    24,377
Less current portion........................................    6,678     4,746
                                                              -------   -------
                                                              $12,843   $19,631
                                                              =======   =======

Substantially all of the Company's property, plant and equipment, accounts receivable, and inventory have been pledged as collateral for the above long-term debt. The loan agreements require the Company to maintain certain financial ratios and restricts the payment of dividends.

                           GERBER CHILDRENSWEAR, INC.

8. LONG-TERM DEBT (CONTINUED)

Interest rates on borrowings under the term loan and related revolving credit facility are set from time to time, at the Company's option, as (a) Base rate loans which bear interest at a rate equal to the greater of 1) the Federal Funds Rate plus 1/2 of 1%, or 2) the prime rate; plus an applicable percentage based on the current Leverage Ratio, or a (b) Eurodollar loan which accrues interest at the LIBOR rate plus an applicable percentage based on the current Leverage Ratio. The term loan interest rate at December 31, 1999 and 1998 was 6.69% and 6.30%, respectively. The Company had no outstanding borrowings under its revolving credit facility at December 31, 1999 and $15,300,000 outstanding at December 31, 1998. The revolving credit facility's interest rate at December 31, 1998 was 6.9%. The revolving credit agreement permits the Company to borrow up to a maximum of $60,000,000 subject to specified levels of eligible inventory, eligible inventory on order under letters of credit, and accounts receivable with the total amount reduced by outstanding letters of credit. At December 31, 1999 and 1998, the Company had available borrowings up to approximately $51,300,000 and $37,600,000, respectively. The Company had outstanding letters of credit for purchases from foreign vendors, to guarantee certain casualty insurance activities and as guarantees for payment of the Company's industrial revenue bonds of approximately $4,196,000 and $6,351,000 at December 31, 1999 and 1998, respectively.

The revolving credit facility and term loan agreement requires mandatory principal prepayments based on excess annual cash flow as defined, commencing with calendar year 2000.

The Company has available a foreign credit facility which had no outstanding balance at December 31, 1999 and 1998. This credit facility permits the Company to borrow up to a maximum of approximately $1,650,000 on a long-term basis and approximately $380,000 as a bank overdraft.

Total interest paid was approximately $2,034,000, $8,449,000 and $6,000,000 in 1999, 1998 and 1997, respectively.

The aggregate annual maturities of long-term debt at December 31, 1999 are as follows (in thousands):

     2000...................................................  $ 6,678
     2001...................................................    6,733
     2002...................................................    5,310
     2003...................................................      400
     2004...................................................      400
Thereafter..................................................       --
                                                              -------
                                                              $19,521
                                                              =======

                           GERBER CHILDRENSWEAR, INC.

9. LEASES

The Company leases buildings, machinery and equipment under operating leases with various renewal terms and expiring in various years through 2012. Three of these leases contain renewal options totaling 20 years.

Future minimum lease payments as of December 31, 1999 under leases classified as capital leases and operating leases, are as follows (in thousands):

                      YEAR ENDING IN                        CAPITAL LEASES   OPERATING LEASES
                      --------------                        --------------   ----------------
2000......................................................        $8              $1,547
2001......................................................        --               1,493
2002......................................................        --               1,452
2003......................................................        --               1,427
2004......................................................        --                 985
Thereafter................................................        --               1,787
                                                                  --              ------
Total minimum lease payments..............................         8              $8,691
                                                                                  ======
Less amounts representing interest........................        --
                                                                  --
Present value of net minimum lease payments...............         8
Less current portion......................................         8
                                                                  --
                                                                  $--
                                                                  ==

Rent expense totaled approximately $2,888,000, $2,220,000 and $2,292,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Assets recorded under capital leases, net of accumulated amortization, were approximately $1,160,000 and $1,400,000 at December 31, 1999 and 1998,
respectively. The assets recorded under capital leases are pledged as collateral for the capital lease obligations. Amortization of assets recorded under capital lease obligations is included with depreciation expense.

                           GERBER CHILDRENSWEAR, INC.

10. EMPLOYEE BENEFIT PLANS

The Apparel segment of the Company has a non-contributory defined benefit pension plan ("Pension Plan") that covers substantially all full-time domestic employees. Benefits are based on the employee's years of service and, for salaried employees, each employee's compensation during the last five years of employment. The Company's funding policy is to make the minimum annual contributions required by applicable regulations. The plan assets are invested primarily in mutual funds via the Gerber Childrenswear, Inc. Retirement Plans Master Trust and in a group annuity contract with an insurance company.

The Apparel segment also sponsors a defined benefit postretirement health care plan ("Postretirement Plan") covering all full-time domestic employees. The plan is contributory, with retiree contributions adjusted annually, and contains other cost sharing features such as deductibles and coinsurance. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to increase the retiree contribution rate annually for the expected general inflation rate for that year. The Company's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

During 1999, the Company downsized its domestic Apparel operations resulting in a significant reduction in the number of employees covered under the Company's Pension and Postretirement Plans. This reduction of employees resulted in a one-time curtailment of benefits gain in the Postretirement Plan of $487,000 that is included in "Other, net" in the Company's 1999 consolidated statement of income and comprehensive income.

Change in benefit obligations and change in plan net assets, as estimated by consulting actuaries, as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                         POSTRETIREMENT
                                                    PENSION BENEFITS        BENEFITS
                                                    -----------------   -----------------
                                                     1999      1998      1999      1998
                                                    -------   -------   -------   -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...........  $26,793   $25,418   $ 3,808   $ 3,690
  Service cost....................................    1,066       883       474       483
  Interest cost...................................    1,804     1,746       320       215
  Actuarial (gains) losses........................   (1,567)      403      (433)     (526)
  Curtailments....................................      123        --      (487)       --
  Benefits paid...................................   (1,892)   (1,657)      (32)      (54)
                                                    -------   -------   -------   -------
Benefit obligation at end of year.................   26,327    26,793     3,650     3,808
                                                    -------   -------   -------   -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year....   28,380    26,514        --        --
  Actual return on plan assets....................    2,299     3,523        --        --
  Company contributions...........................       --        --        32        54
  Benefits paid...................................   (1,892)   (1,657)      (32)      (54)
                                                    -------   -------   -------   -------
Fair value of plan assets at end of year..........  $28,787   $28,380   $    --   $    --
                                                    -------   -------   -------   -------

                           GERBER CHILDRENSWEAR, INC.

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

                                                                         POSTRETIREMENT
                                                    PENSION BENEFITS        BENEFITS
                                                    -----------------   -----------------
                                                     1999      1998      1999      1998
                                                    -------   -------   -------   -------
RECONCILIATION OF PREPAID/(ACCRUED)
Funded status of plan (underfunded)...............  $ 2,460   $ 1,587   $(3,650)  $(3,808)
Unrecognized net actuarial gain...................   (3,905)   (2,461)   (1,833)   (1,410)
                                                    -------   -------   -------   -------
Accrued benefit cost..............................  $(1,445)  $  (874)  $(5,483)  $(5,218)
                                                    =======   =======   =======   =======
WEIGHTED AVERAGE ASSUMPTIONS
Discount rate obligations.........................     7.50%     7.00%     7.50%     7.00%
Discount rate for expense.........................     7.00%     7.25%     7.00%     7.25%
Expected return on plan assets....................     9.00%     9.00%       --        --
Rate of compensation increase.....................     4.00%     4.00%       --        --

Net pension and postretirement cost included the following components at December 31, 1999, 1998 and 1997 (in thousands):

                                                             1999      1998      1997
                                                            -------   -------   -------
PENSION BENEFITS
Service cost -- benefits earned during the period.........  $ 1,066   $   883   $   851
Interest cost on projected benefit obligation.............    1,804     1,746     1,709
Actual return on plan assets..............................   (2,299)   (2,196)   (2,116)
                                                            -------   -------   -------
Net periodic pension cost.................................  $   571   $   433   $   444
                                                            =======   =======   =======
POSTRETIREMENT BENEFITS
Service cost -- benefits earned during the period.........  $   474   $   483   $   423
Interest cost on projected benefit obligation.............      320       215       222
Amortization of unrecognized net gain.....................       (9)      (62)      (29)
                                                            -------   -------   -------
Net periodic postretirement cost..........................      785       636       616
One-time curtailment (gain)...............................     (487)       --        --
                                                            -------   -------   -------
Total expense.............................................  $   298   $   636   $   616
                                                            =======   =======   =======

The weighted-average annual assumed rate of increase in the per capita cost of covered medical benefits for 1999 is 7.5 percent to 9.0 percent and is assumed to decrease gradually to 5.5 percent by 2003 and remain at that level thereafter.

                           GERBER CHILDRENSWEAR, INC.

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $663,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1999 by approximately $155,000. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 1999 by approximately $562,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1999 by approximately $129,000.

Gerber Childrenswear, Inc. also has a 401(k) plan for its employees whereby the Company will match 50% of the employee's contributions up to a maximum company match of 3% of the employee's compensation. Total expense under the plan was approximately $480,000, $489,000 and $439,000 for 1999, 1998 and 1997,
respectively.

Sport Socks has a defined contribution pension plan. The assets of the plan are held in an independently administered fund. Total expense under the plan was approximately $156,000 and $140,000 in 1999 and 1998, respectively. There was no plan expense recognized between December 17, 1997 and December 31, 1997.

Auburn has a defined contribution plan covering all employees who have two years of service with at least 1,000 hours each year. The contribution was determined by its Board of Directors annually. Effective June 1, 1998, the plan was amended and restated whereby the Company will match 50% of the employee's contributions up to a maximum company match of 3% of the employee's compensation. Total expense under the plan was $111,000 and $129,000 in 1999 and 1998, respectively. There was no plan expense recognized between December 17, 1997 and December 31, 1997.

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

                           GERBER CHILDRENSWEAR, INC.

12. SHAREHOLDERS' EQUITY

During 1997, the Company sold shares of its Class B common stock to certain employees for $1 per share. The total proceeds for the shares were $50,750 and the total fair value for the shares was approximately $5,836,000. Some of these shares were immediately vested while others vest over a five-year period. At the time of issuance of the unvested shares, the difference between the amount paid by the employees and the fair market value was credited to additional paid-in capital with a corresponding charge to unearned compensation. The unearned compensation is amortized to earnings over five years on a straight-line basis. Amortization expense for 1999, 1998 and 1997 was $119,000, $151,000 and $161,000, respectively. Previously amortized amounts for shares forfeited are credited to compensation expense in the year of forfeiture. At the time of issuance of the shares which were vested, the difference between the amount paid by the employees and the fair market value was credited to additional paid-in capital with a corresponding charge to expense for $4,858,000.

Certain shareholders have demand registration rights with respect to shares of common stock owned by them.

In connection with obtaining the $22,500,000 note payable for the acquisition of Gerber Childrenswear, Inc., the Company issued a warrant to the lender to purchase 2,958,503 shares (191,250 shares prior to Merger) of Class B Common Stock (non-voting Class D common stock prior to Merger) at a nominal price. The warrant, in whole or in part, may be exercised at anytime through January 22, 2006. The recorded value of the warrant at the date of issuance was approximately $189,000 (based on the relative fair values of the warrant and the note) and reduced the face amount of the note payable.

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

Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-maturity of these instruments.

Receivables: The carrying amounts reported in the consolidated balance sheets for receivables approximate their fair value.

Long and short-term liabilities: The carrying amounts of the Company's long and short-term borrowings approximate their fair value based on the Company's analysis of long and short term rates available for similar financing.

                           GERBER CHILDRENSWEAR, INC.

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Forward exchange contracts: The fair value of the Company's forward foreign currency exchange contracts is estimated by reference to quoted prices. The contract value and estimated fair value of uncommitted contracts at December 31, 1999 was approximately $857,000 and $920,000, respectively. The contract value and estimated fair value of uncommitted contracts at December 31, 1998 was approximately $3,982,000 and $4,235,000, respectively.

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     1999          1998          1997
                                                  -----------   -----------   -----------
Numerator:
  Income before extraordinary item..............  $15,666,000   $16,025,000   $ 7,719,000
  Preferred stock dividends.....................           --      (774,000)   (1,637,000)
                                                  -----------   -----------   -----------
  Income available to common shareholders.......   15,666,000    15,251,000     6,082,000
  Extraordinary item, net.......................           --      (266,000)     (708,000)
                                                  -----------   -----------   -----------
Numerator for basic and diluted earnings per
  share -- net income available to common
  shareholders..................................  $15,666,000   $14,985,000   $ 5,374,000
                                                  ===========   ===========   ===========
Denominator:
  Denominator for basic earnings per share --
     weighted-average shares....................   16,642,000    14,121,000    11,106,000
  Effect of dilutive securities:
     Warrants...................................    2,958,000     2,958,000     2,958,000
     Nonvested stock and options................      317,000       546,000       655,000
                                                  -----------   -----------   -----------
Denominator for diluted earnings per share --
  adjusted weighted-average shares..............   19,917,000    17,625,000    14,719,000
                                                  ===========   ===========   ===========
Basic earnings per share........................  $       .94   $      1.06   $       .48
                                                  ===========   ===========   ===========
Diluted earnings per share......................  $       .79   $       .85   $       .37
                                                  ===========   ===========   ===========

                           GERBER CHILDRENSWEAR, INC.

15. EXTRAORDINARY ITEM

In June 1998, the Company repaid senior and junior subordinated notes in the principal amount of $22.5 million and $11.0 million, respectively. The write-off of unamortized discount and loan costs totaling $266,000 (net of an income tax benefit of $163,000) is included as an extraordinary item in the accompanying consolidated statements of income and comprehensive income for the year ended December 31, 1998.

In December 1997, the Company repaid its term note payable in the principal amount of $6,500,000. The Company was required to pay a prepayment penalty of $160,000 in connection with this transaction. The write-off of unamortized loan costs and prepayment penalty totaling $708,000 (net of the income tax benefit of $452,000) is included as an extraordinary item in the accompanying consolidated statement of income and comprehensive income for the year ended December 31, 1997.

16. CASUALTY EVENT

In September 1998, the Company's three plants in the Dominican Republic sustained property damage and began to experience business interruption losses associated with Hurricane Georges. The Company maintained property damage and business interruption insurance and has settled a majority of the claim with its insurance providers in November 1999 resulting in a net casualty gain of approximately $1,337,000. This gain has been reflected in "Other, net" in the Company's consolidated statement of income and comprehensive income for 1999.

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

                           GERBER CHILDRENSWEAR, INC.

17. LONG-TERM PERFORMANCE INCENTIVE PLAN AND EXECUTIVE DEFERRAL PLAN (CONTINUED)

During 1999 and 1998, stock options were granted to certain employees of the Company at prices equal to the market value of the common shares at the date of grant and generally vest and become exercisable ratably over a five year period, commencing one year after the grant date and expire ten years after the date of grant. The weighted average remaining contractual life of outstanding stock options at December 31, 1999 was approximately 9 years. The following table summarizes the transactions of the Incentive Plan during 1999 and 1998:

                                                           WEIGHTED AVERAGE   EXERCISE PRICE
                                                  SHARES    EXERCISE PRICE        RANGE
                                                  ------   ----------------   --------------
1999
Outstanding at beginning of year................  34,000        $10.98        $8.38 - $13.00
  Granted.......................................  48,600          5.13          4.00 -  6.00
  Exercised.....................................      --            --                    --
  Forfeited.....................................      --            --                    --
  Expired.......................................      --            --                    --
                                                  ------        ------        --------------
Outstanding at end of year......................  82,600        $ 7.53        $4.00 - $13.00
                                                  ======        ======        ==============
Options exercisable at year-end.................   6,800        $10.98        $8.38 - $13.00
                                                  ======        ======        ==============
1998
Outstanding at beginning of year................      --        $   --        $           --
  Granted.......................................  34,000         10.98         8.38 -  13.00
  Exercised.....................................      --            --                    --
  Forfeited.....................................      --            --                    --
  Expired.......................................      --            --                    --
                                                  ------        ------        --------------
Outstanding at end of year......................  34,000        $10.98        $8.38 - $13.00
                                                  ======        ======        ==============
Options exercisable at year-end.................      --        $   --        $           --
                                                  ======        ======        ==============

As permitted by FAS 123, the Company applies APB 25 and related interpretations in accounting for stock options; accordingly, no compensation expense has been recognized by the Company for its Incentive Plan in 1999 or 1998. Had compensation expense been determined based upon the fair value of the stock options at grant date consistent with the method of FAS 123, the Company's consolidated net income and earnings per share for 1999 and 1998 would have not been materially different from amounts reported.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumption for 1999 and 1998, respectively; risk-free interest rates of approximately 6.5% and 4.5%; no expected dividend yield for both years; expected lives of 10 years for both years and volatility of approximately 60.0% and 80.0%. Changes in these assumptions can materially affect the fair value estimate. In management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

                           GERBER CHILDRENSWEAR, INC.

17. LONG-TERM PERFORMANCE INCENTIVE PLAN AND EXECUTIVE DEFERRAL PLAN (CONTINUED)

Effective January 1, 1998, the Company established an Executive Deferral Plan for certain officers of the Company. The Plan enables participants to defer compensation on a pre-tax basis and is not funded. Participants are credited interest at current market rates. The charge to interest expense was approximately $48,000 and $24,000 in 1999 and 1998.

18. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

The Company operates in two business segments: apparel and hosiery. The apparel segment consists of the production and sale of infant and toddler's sleepwear, playwear, underwear, bedding, bath, cloth diapers and other products to mass merchandise outlets in the U.S. under the Gerber trademark and private labels. The hosiery segment, which was acquired on December 17, 1997, consists of the production and sale of sport socks under the Wilson, Coca-Cola, Converse and Dunlop names to major retailers in the United States and/or Europe.

Net sales, income (loss) before interest and income taxes, depreciation and amortization, and capital additions are reported based on the operations of each business segment or geographic region. Assets are those used exclusively in the operations of each business segment or geographic region, or which are allocated when used jointly.

The following tables present sales and other financial information by business segment and geographic region for the years 1999, 1998 and 1997 (in thousands):

                                                           1999       1998       1997
                                                         --------   --------   --------
BUSINESS SEGMENTS
Net sales:
  Apparel..............................................  $205,564   $212,403   $200,526
  Hosiery..............................................    72,138     66,093      1,511
                                                         --------   --------   --------
Total net sales........................................   277,702   $278,496   $202,037
                                                         ========   ========   ========
Income (loss) before interest and income taxes:
  Apparel..............................................  $ 18,724   $ 25,414   $ 18,322
  Hosiery..............................................     7,673      5,065        (41)
                                                         --------   --------   --------
Total income (loss) before interest and income taxes:..  $ 26,397   $ 30,479   $ 18,281
                                                         ========   ========   ========
Depreciation and amortization:
  Apparel..............................................  $  3,039   $  2,853   $  2,472
  Hosiery..............................................     3,182      3,087         66
                                                         --------   --------   --------
Total depreciation and amortization....................  $  6,221   $  5,940   $  2,538
                                                         ========   ========   ========

                           GERBER CHILDRENSWEAR, INC.

18. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)

                                                           1999       1998       1997
                                                         --------   --------   --------
Capital additions:
  Apparel..............................................  $  4,741   $  3,657   $  4,180
  Hosiery..............................................     2,623      1,372         --
                                                         --------   --------   --------
Total capital additions................................  $  7,364   $  5,029   $  4,180
                                                         ========   ========   ========
Assets:
  Apparel..............................................  $129,897   $136,246
  Hosiery..............................................    48,527     49,492
                                                         --------   --------
Total assets...........................................  $178,424   $185,738
                                                         ========   ========
Inventories (included in assets):
  Apparel..............................................  $ 57,538   $ 79,748
  Hosiery..............................................     7,748      7,272
                                                         --------   --------
Total inventories (included in assets).................  $ 65,286   $ 87,020
                                                         ========   ========
GEOGRAPHIC AREAS
Net sales:
  United States........................................  $255,491   $256,253   $202,037
  All other............................................    22,211     22,243         --
                                                         --------   --------   --------
Total net sales........................................  $277,702   $278,496   $202,037
                                                         ========   ========   ========
Income before interest and income taxes:
  United States........................................  $ 21,608   $ 26,789   $ 18,281
  All other............................................     4,789      3,690         --
                                                         --------   --------   --------
Total income before interest and income taxes..........  $ 26,397   $ 30,479   $ 18,281
                                                         ========   ========   ========
Assets:
  United States........................................  $153,820   $161,175
  All other............................................    24,604     24,563
                                                         --------   --------
Total assets...........................................  $178,424   $185,738
                                                         ========   ========

The Apparel segment had sales to Wal-Mart and two other customers that accounted for 37%, 11%, and 11% of total Apparel sales in 1999, respectively; 40%, 11% and 10% of total Apparel sales in 1998, respectively; and 43%, 10%, and 11% of total Apparel sales in 1997, respectively. The Hosiery segment had sales to Wal-Mart that accounted for 51%, 45% and 80% of that segment's sales for 1999, 1998 and 1997 (two week period), respectively.

                           GERBER CHILDRENSWEAR, INC.

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited financial data regarding the Company's consolidated quarterly results of operations.

                                                    1ST       2ND       3RD       4TH
                                                  QUARTER   QUARTER   QUARTER   QUARTER    TOTAL
                                                  -------   -------   -------   -------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Net sales.......................................  $66,285   $58,768   $80,159   $72,490   $277,702
Gross margin....................................   18,444    14,194    19,259    15,092     66,989
Net income......................................    4,769     2,215     4,355     4,327     15,666
Basic earnings per share........................  $   .29   $   .13   $   .26   $   .26   $    .94
Diluted earnings per share......................  $   .24   $   .11   $   .22   $   .22   $    .79

1998
Net sales.......................................  $64,647   $63,879   $73,879   $76,091   $278,496
Gross margin....................................   17,435    17,371    17,811    16,421     69,038
Income before extraordinary item................    3,420     3,883     4,262     4,460     16,025
Extraordinary item, net -- loss on early
  extinguishment of debt........................       --      (266)       --        --       (266)
Net income......................................    3,420     3,617     4,262     4,460     15,759
Basic earnings per share:
  Income before extraordinary item..............  $   .27   $   .28   $   .26   $   .27   $   1.08
  Extraordinary item, net.......................       --      (.02)       --        --       (.02)
Net income......................................  $   .27   $   .26   $   .26   $   .27   $   1.06
Diluted earnings per share:
  Income before extraordinary item..............  $   .20   $   .23   $   .21   $   .22   $    .87*
  Extraordinary item, net.......................       --      (.02)       --        --       (.02)
Net income......................................  $   .20   $   .21   $   .21   $   .22   $    .85*

* Amounts do not foot across due to rounding.

                           GERBER CHILDRENSWEAR, INC.

20. COMMITMENTS AND CONTINGENT LIABILITIES

Employment Contracts

The Company has employment contracts in the normal course of business with three of its officers with remaining terms of approximately one year.

Yarn Contracts

The Company depends on certain raw materials such as yarn for the manufacturing of its products. In order to hedge against price increases of yarn, the Company actively manages its cost through contracts with its yarn suppliers with terms of up to one year. The Company has contracts to purchase up to approximately 15,200,000 pounds of yarn in 2000.

                                                                     SCHEDULE II
                           GERBER CHILDRENSWEAR, INC.

           SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                                 BALANCE AT      CHARGED                    BALANCE AT
                                                 BEGINNING     TO COST AND                    END OF
                  DESCRIPTION                    OF PERIOD      EXPENSES      DEDUCTIONS      PERIOD
                  -----------                    ----------    -----------    ----------    ----------
Year ended December 31, 1999:
  Allowance for doubtful accounts..............    $1,487          (13)          371(1)       $1,103
Year ended December 31, 1998:
  Allowance for doubtful accounts..............       876          700            89(1)        1,487
Year ended December 31, 1997:
  Allowance for doubtful accounts..............       791          252           167(1)          876

(1) Allowances, uncollected amounts and credit balances written off against reserve, net of recoveries.