Form 10-Q
period 2000-04-01
GERBER CHILDRENSWEAR INC
filed 2000-05-12
CIK 1052274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-5256
                  --------------------------------------------

                           GERBER CHILDRENSWEAR, INC.
             (Exact name of registrant as specified in its charter)

                  --------------------------------------------

               Delaware                                         62-1624764
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                           identification number)

                  --------------------------------------------

                                7005 Pelham Road
                              Greenville, SC 29615
                    (Address of principal executive offices)

                                 (864) 987-5200
              (Registrant's telephone number, including area code)

                  --------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] YES [ ] NO

As of May 5, 2000, there were outstanding 8,271,739 shares of Common Stock and 8,692,315 shares of Class B Common Stock.

                           GERBER CHILDRENSWEAR, INC.
                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

           Condensed Consolidated Balance Sheets as of April 1, 2000,
           April 3, 1999 and December 31, 1999................................1

           Condensed Consolidated Statements of Income and Comprehensive
           Income for the quarters ended April 1, 2000 and April 3, 1999......2

           Condensed Consolidated Statements of Cash Flows for the quarters ended April 1, 2000 and April 3, 1999..............................3

           Notes to Condensed Consolidated Financial Statements.............4-7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results Of Operations.........................................8-10

Item 3 - Quantitative and Qualitative Disclosures about Market Risk..........11

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K....................................11

Signatures...................................................................12

Exhibit - Financial Data Schedule............................................13

                                          PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                            GERBER CHILDRENSWEAR, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  (UNAUDITED)   (UNAUDITED)      (NOTE)
                                                                    APRIL 1,      APRIL 3,     DECEMBER 31,
                                                                      2000          1999          1999
                                                                    --------      --------      --------
ASSETS                                                                         (In thousands)
Current Assets
    Cash and cash equivalents ................................      $ 24,696      $  3,082      $ 17,503
    Accounts receivable, net .................................        36,486        35,989        37,261
    Inventories ..............................................        68,745        86,084        65,286
    Deferred income taxes ....................................         2,819         4,746         3,100
    Other ....................................................         1,929         2,348         1,831
                                                                    --------      --------      --------
          Total current assets ...............................       134,675       132,249       124,981
                                                                    --------      --------      --------

Property, plant and equipment ................................        40,029        33,373        39,149
    Less accumulated depreciation ............................        13,374         8,840        12,273
                                                                    --------      --------      --------
                                                                      26,655        24,533        26,876
                                                                    --------      --------      --------
Other Assets
    Excess of cost over fair value of net assets acquired, net        17,843        19,677        18,395
    Other ....................................................         8,497         7,581         8,172
                                                                    --------      --------      --------
          Total other assets .................................        26,340        27,258        26,567
                                                                    --------      --------      --------
                                                                    $187,670      $184,040      $178,424
                                                                    ========      ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable .........................................      $ 13,160      $ 13,688      $  9,239
    Accrued expenses .........................................        17,127        14,598        15,155
    Revolving credit loan payable ............................            --         5,200            --
    Current portion of long-term debt and capital leases .....         6,682         6,297         6,686
    Income tax payable .......................................         4,569         6,517         3,054
                                                                    --------      --------      --------
          Total current liabilities ..........................        41,538        46,300        34,134
                                                                    --------      --------      --------

Non-Current Liabilities
    Long-term debt ...........................................        11,047        17,975        12,843
    Other non-current liabilities ............................        20,059        17,455        19,521
                                                                    --------      --------      --------
          Total non-current liabilities ......................        31,106        35,430        32,364
                                                                    --------      --------      --------

Shareholders' Equity .........................................       115,026       102,310       111,926
                                                                    --------      --------      --------
                                                                    $187,670      $184,040      $178,424
                                                                    ========      ========      ========

Note: The amounts were derived from the audited financial statements at that date.

                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                   FOR THE QUARTER ENDED
                                                  -----------------------
                                                  APRIL 1,       APRIL 3,
                                                    2000           1999
                                                  --------       --------
                                                       (IN THOUSANDS,
                                                   EXCEPT PER SHARE DATA)

Net sales ..................................      $ 60,489       $ 66,285
Cost of sales ..............................        44,244         47,841
                                                  --------       --------
    Gross margin ...........................        16,245         18,444
Selling, general and administrative expenses        10,122         10,388
                                                  --------       --------
Income before interest and income taxes ....         6,123          8,056
Interest expense, net of interest income ...           126            655
                                                  --------       --------
Income before income taxes .................         5,997          7,401
Provision for income taxes .................         2,078          2,632
                                                  --------       --------
Net income .................................         3,919          4,769
    Foreign currency translation ...........          (846)        (1,419)
                                                  --------       --------
Comprehensive income .......................      $  3,073       $  3,350
                                                  ========       ========

Earnings per common share ..................      $    .23       $    .29
Earnings per common share - diluted ........      $    .20       $    .24

Denominator
Weighted average shares - basic ............        16,754         16,576
Effect of dilutive securities:
  Warrants .................................         2,958          2,958
  Nonvested stock/stock options ............           190            398
                                                  --------       --------
Adjusted weighted average shares - diluted .        19,902         19,932
                                                  ========       ========


                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE QUARTER ENDED
                                                                       -----------------------
                                                                       APRIL 1,       APRIL 3,
                                                                         2000           1999
                                                                       --------       --------
                                                                           (In thousands)
OPERATING ACTIVITIES
    Net income ..................................................      $  3,919       $  4,769
    Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
      Depreciation and amortization .............................         1,577          1,539
      Other .....................................................          (199)          (547)
      Changes in assets and liabilities
          Accounts receivable, net ..............................           618            373
          Inventories ...........................................        (3,538)           746
          Accounts payable ......................................         3,940          1,913
          Other assets and liabilities, net .....................         4,073          3,894
                                                                       --------       --------
                                                                         10,390         12,687
                                                                       --------       --------
INVESTING ACTIVITIES
    Purchases of property, plant and equipment ..................        (1,250)          (886)
    Proceeds from sale of property, plant and equipment .........            64             --
                                                                       --------       --------
                                                                         (1,186)          (886)
                                                                       --------       --------
FINANCING ACTIVITIES
    Borrowings under revolving credit agreement .................            --         21,650
    Repayments under revolving credit agreement .................            --        (31,750)
    Principal payments on long-term borrowings and capital leases        (1,793)          (181)
                                                                       --------       --------
                                                                         (1,793)       (10,281)
                                                                       --------       --------

    Effect of exchange rate changes on cash .....................          (218)          (218)
                                                                       --------       --------

Net increase in cash and cash equivalents .......................         7,193          1,302
Cash and cash equivalents at beginning of period ................        17,503          1,780
                                                                       --------       --------
Cash and cash equivalents at end of period ......................      $ 24,696       $  3,082
                                                                       ========       ========

                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The condensed consolidated financial statements included herein have been prepared by Gerber Childrenswear, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.


2.  CONSOLIDATED FINANCIAL STATEMENTS

           The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The financial statements of all foreign subsidiaries were prepared in their respective local currencies and translated into United States dollars based on the current exchange rate at the end of the period for the balance sheet and a weighted average rate for the periods on the statements of income.
All significant intercompany balances have been eliminated in consolidation.


3.  SEASONALITY OF BUSINESS

         The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year, due to the seasonal nature of some of the Company's products and retailer initiated promotions.


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

                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.  INVENTORIES

          Inventories consist of the following (in thousands):

                     April 1, 2000    April 3, 1999   December 31, 1999
                     -------------    -------------   -----------------

Raw materials           $10,589         $13,661         $10,058
Work in process          16,447          15,501          12,583
Finished goods           41,709          56,922          42,645
                        -------         -------         -------
                        $68,745         $86,084         $65,286
                        =======         =======         =======

6.  INCOME TAXES

         The Company's effective income tax rate of 34.7% for the quarter ended April 1, 2000 was lower than the statutory rates due to the impact in 2000 of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.


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

                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


8.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

         The Company operates in two business segments: apparel and hosiery. The apparel segment consists of the production and sale of infant and toddler's sleepwear, playwear, underwear, bedding, bath, cloth diapers and other products to mass merchandise outlets in the United States under the Gerber brand and other labels. The hosiery segment consists of the production and sale of sport socks under the Wilson, Coca-Cola, Converse and Dunlop names to major retailers in the United States and/or Europe.

         Net sales, income (loss) before interest and income taxes, depreciation and amortization, and capital additions are reported based on the operations of each business segment or geographic region. Assets are those used exclusively in the operations of each business segment or geographic region, or which are allocated when used jointly. The following table sets forth certain unaudited results of operations and other financial information of the Company by business segment and geographic region (in thousands):

BUSINESS SEGMENTS
                                                       FOR THE QUARTER ENDED
                                                      ------------------------
                                                      APRIL 1,        APRIL 3,
                                                       2000             1999
                                                      -------         -------
Net sales:
    Apparel .................................         $44,025         $49,438
    Hosiery .................................          16,464          16,847
                                                      -------         -------
Total net sales .............................         $60,489         $66,285
                                                      =======         =======

Income before interest and income taxes:
    Apparel .................................         $ 4,042         $ 7,007
    Hosiery .................................           2,081           1,049
                                                      -------         -------
Total income before interest and income taxes         $ 6,123         $ 8,056
                                                      =======         =======

Depreciation and amortization:
    Apparel .................................         $   758         $   747
    Hosiery .................................             819             792
                                                      -------         -------
Total depreciation and amortization .........         $ 1,577         $ 1,539
                                                      =======         =======

Capital additions:
    Apparel .................................         $ 1,132         $   819
    Hosiery .................................             118              67
                                                      -------         -------
Total capital additions .....................         $ 1,250         $   886
                                                      =======         =======

                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


8.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)

                                                APRIL 1,        APRIL 3,      DECEMBER 31,
                                                  2000            1999            1999
                                                --------        --------       --------
Assets:
    Apparel .................................   $135,890        $134,617       $129,897
    Hosiery .................................     51,780          49,423         48,527
                                                --------        --------       --------
Total assets ................................   $187,670        $184,040       $178,424
                                                ========        ========       ========

Inventories (included in assets):
    Apparel .................................   $ 59,526        $ 78,984       $ 57,538
    Hosiery .................................      9,219           7,100          7,748
                                                --------        --------       --------
Total inventories (included in assets) ......   $ 68,745        $ 86,084       $ 65,286
                                                ========        ========       ========


GEOGRAPHIC AREAS                                 FOR THE QUARTER ENDED
                                                ------------------------
                                                APRIL 1,        APRIL 3,
                                                  2000             1999
                                                --------        --------
Net sales:
    United States ...........................   $ 54,819        $ 60,005
    All other ...............................      5,670           6,280
                                                --------        --------
Total net sales .............................   $ 60,489        $ 66,285
                                                ========        ========

Income before interest and income taxes:
    United States ...........................   $  5,342        $  7,130
    All other ...............................        781             926
                                                --------        --------
Total income before interest and income taxes   $  6,123        $  8,056
                                                ========        ========


                                                APRIL 1,        APRIL 3,      DECEMBER 31,
                                                  2000            1999           1999
                                                --------        --------       --------
Assets:
    United States ...........................   $163,053        $159,694       $153,820
    All other ...............................     24,617          24,346         24,604
                                                --------        --------       --------
Total assets ................................   $187,670        $184,040       $178,424
                                                ========        ========       ========

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


YEAR 2000 COMPLIANCE

         During 1999, the Company discussed the nature and progress of its plans to become Year 2000 ("Y2K") compliant. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company has experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Y2K date change. The Company has not incurred any additional amounts for the quarter ended April 1, 2000, in connection with remediating its systems. The Company is not aware of any material problems resulting from Y2K issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors to ensure that any latent Y2K matters that may arise are addressed promptly.


RESULTS OF OPERATIONS

BUSINESS SEGMENT DATA

         For information regarding net sales, income before interest and income taxes and assets by industry segment, reference is made to the information presented in Note 8 "Business Segments and Geographic Areas" to the condensed consolidated financial statements.


FIRST QUARTER ENDED APRIL 1, 2000 COMPARED TO FIRST QUARTER ENDED APRIL 3, 1999

         Net sales. Apparel net sales were $44.0 million for the first quarter of 2000, a decrease of $5.4 million or 10.9% below net sales of $49.4 million for the first quarter of 1999. The Apparel sales decline was due to a reduction in sales to its leading retail customer as well as a general decline in Baby Looney Tunes sales in 2000. Hosiery net sales were $16.5 million in the first quarter of 2000, a decrease of $.4 million or 2.3% below net sales of $16.8 million for the first quarter of 1999 due to a drop in the average exchange rate between the Irish Punt and the U.S. Dollar in the translation of the Irish operations.

         Gross margin. Gross margin as a percentage of net sales declined from 27.8% in 1999 to 26.9% in 2000. The decline in gross margin in 2000 was due to the Apparel segment's slower than planned return to prior efficiency levels in manufacturing, higher transitional costs of sourcing a larger percentage of products offshore, including air shipments to service customer orders, and a shift in product mix during the quarter.

         Selling, general & administrative expenses. Selling, general and administrative expenses ("SG&A") decreased in absolute dollars but as a percentage of net sales increased to 16.7% in the first quarter of 2000, from 15.7% in 1999. The percentage increase was due to the Apparel segment's lower sales in 2000.

         Income before interest and income taxes. Apparel income before interest and income taxes ("EBIT") was $4.0 million in the first quarter of 2000 compared to $7.0 million in the first quarter of 1999. The drop in Apparel EBIT in 2000 was the result of the reduction in sales combined with a shift in product mix during the quarter. Hosiery EBIT was $2.1 million in the first quarter of 2000 compared with $1.0 million in the first quarter of 1999. The increase in Hosiery EBIT was the result of improved margins due to lower material costs and a favorable volume mix of products, combined with lower SG&A expenses.

         Interest expense, net of interest income. Interest expense, net was $0.1 million in the first quarter of 2000 compared to $0.7 million in the first quarter of 1999. The decrease in interest expense, net is due to higher cash balances maintained in 2000 due to the Company's lower overall inventory levels.

         Provision for income taxes. Provision for income taxes was $2.1 million in the first quarter of 2000 compared to $2.6 million in the first quarter of 1999. The effective tax rate was 34.7% for 2000 compared to 35.6% for 1999. The Company's effective income tax rate reflects the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

         Net income. As a result of the above, net income for the first quarter was $3.9 million in 2000 and $4.8 million in 1999.


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

      Net cash provided by operating activities for the quarter ended April 1, 2000 and April 3, 1999 was $10.4 million and $12.7 million, respectively. The decrease in cash provided by operating activities was primarily due to lower earnings (due to lower sales volumes in the Apparel segment) for the first quarter of 2000 compared to the first quarter of 1999 and changes in inventories and accounts payable. Inventories increased in the first quarter of 2000 due to the seasonality of the Apparel segment's business. To support third and fourth quarter sales volumes of certain seasonal products (such as blanket sleepers), the Apparel segment builds inventory in the first six months of each year. Inventories decreased in the first quarter of 1999 due to higher sales in the quarter and ongoing efforts to reduce excessive inventories through improvements in production planning and procurement practices, offset by the seasonality of the Apparel segment's business. Accounts payable increased in the first quarter of both years from year-end levels due to the timing of purchases and payments.

         Capital expenditures were $1.3 million and $0.9 million for the first quarter of 2000 and 1999, respectively. These expenditures consisted primarily of building/leasehold improvements, normal replacement of manufacturing equipment, purchases of office equipment and upgrades of information systems.

         Net cash used in financing activities was $1.8 million and $10.3 million for the first quarter of 2000 and 1999, respectively. Based on the cash provided by operating activities in the first quarter of 2000 and 1999, the Company made repayments on the Company's revolving credit agreement and/or other long-term borrowing arrangements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not utilize derivative financial or commodity based instruments for trading or for speculative purposes but does utilize them in the regular course of business. A review of the Company's financial instruments and risk exposures at April 1, 2000 revealed that the Company had exposure to interest rate and foreign currency exchange rate risks. The Company performed sensitivity analysis at December 31, 1999 to assess the potential effect of a change in the interest rate and a change to the foreign currency exchange rates and concluded that near-term changes in either should not materially affect the Company's financial position, results of operations or cash flows. The Company has experienced no significant changes in these financial instruments or risk exposures during the first quarter of 2000 and thus believes that the Company's year-end assessment is still appropriate at April 1, 2000.



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


                                            GERBER CHILDRENSWEAR, INC.
                                                     (Registrant)


DATE:   May 12, 2000                        By: /s/  Edward Kittredge
                                            -------------------------
                                            Edward Kittredge
                                            Chairman, Chief Executive Officer
                                            and President
                                            (Principal Executive Officer)




DATE:   May 12, 2000                        By: /s/  Richard L. Solar
                                            -------------------------
                                            Richard L. Solar
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)




DATE:   May 12, 2000                        By: /s/  David E. Uren
                                            ----------------------
                                            David E. Uren
                                            Vice President of Finance, Secretary
                                            and Treasurer
                                            (Principal Accounting Officer)