Form 10-Q
period 2000-07-01
GERBER CHILDRENSWEAR INC
filed 2000-08-11
CIK 1052274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-5256
              ----------------------------------------------------

                           GERBER CHILDRENSWEAR, INC.
             (Exact name of registrant as specified in its charter)

              ----------------------------------------------------

          Delaware                                             62-1624764
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)

              ----------------------------------------------------

                                7005 Pelham Road
                              Greenville, SC 29615
                    (Address of principal executive offices)

                                 (864) 987-5200
              (Registrant's telephone number, including area code)

              ----------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] YES    [ ] NO

As of August 10, 2000, there were outstanding 8,271,739 shares of Common Stock and 8,692,315 shares of Class B Common Stock.

                           GERBER CHILDRENSWEAR, INC.
                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of July 1, 2000,
         July 3, 1999 and December 31, 1999...............................    1

         Condensed Consolidated Statements of Income and
         Comprehensive Income for the quarters ended July 1, 2000 and
         July 3, 1999 and for the six months ended July 1, 2000 and
         July 3, 1999.....................................................    2

         Condensed Consolidated Statements of Cash Flows for the six
         months ended July 1, 2000 and July 3, 1999......................     3

         Notes to Condensed Consolidated Financial Statements............    4-7


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results Of Operations.......................................   8-11

Item 3 - Quantitative and Qualitative Disclosures about Market Risk......    11


                           PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders.............    12

Item 6 - Exhibits and Reports on Form 8-K................................    12

Signatures...............................................................    13

Exhibit - Financial Data Schedule........................................    14

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           GERBER CHILDRENSWEAR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   (UNAUDITED)   (UNAUDITED)     (NOTE)
                                                                     JULY 1,       JULY 3,     DECEMBER 31,
                                                                      2000          1999          1999
                                                                    --------      --------      --------
                                                                               (In thousands)

ASSETS
Current Assets
    Cash and cash equivalents ................................      $ 14,960      $  4,328      $ 17,503
    Accounts receivable, net .................................        36,944        35,987        37,261
    Inventories ..............................................        78,762        94,641        65,286
    Deferred income taxes ....................................         4,203         4,603         3,100
    Other ....................................................         2,245         2,240         1,831
                                                                    --------      --------      --------
          Total current assets ...............................       137,114       141,799       124,981
                                                                    --------      --------      --------

Property, plant and equipment ................................        42,915        35,228        39,149
    Less accumulated depreciation ............................        14,559         9,920        12,273
                                                                    --------      --------      --------
                                                                      28,356        25,308        26,876
                                                                    --------      --------      --------
Other Assets
    Excess of cost over fair value of net assets acquired, net        17,563        19,061        18,395
    Other ....................................................         8,794         7,964         8,172
                                                                    --------      --------      --------
          Total other assets .................................        26,357        27,025        26,567
                                                                    --------      --------      --------
                                                                    $191,827      $194,132      $178,424
                                                                    ========      ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable .........................................      $ 13,976      $ 17,629      $  9,239
    Accrued expenses .........................................        19,064        16,244        15,155
    Revolving credit loan payable ............................            --        11,150            --
    Current portion of long-term debt and capital leases .....         6,674         6,544         6,686
    Income tax payable .......................................         4,785         5,018         3,054
                                                                    --------      --------      --------
          Total current liabilities ..........................        44,499        56,585        34,134
                                                                    --------      --------      --------

Non-Current Liabilities
    Long-term debt ...........................................         9,501        16,185        12,843
    Other non-current liabilities ............................        20,579        17,667        19,521
                                                                    --------      --------      --------
          Total non-current liabilities ......................        30,080        33,852        32,364
                                                                    --------      --------      --------

Shareholders' Equity .........................................       117,248       103,695       111,926
                                                                    --------      --------      --------
                                                                    $191,827      $194,132      $178,424
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

                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                   FOR THE QUARTER ENDED        FOR THE SIX MONTHS ENDED
                                                  ------------------------------------------------------
                                                  JULY 1,        JULY 3,         JULY 1,         JULY 3,
                                                   2000           1999            2000            1999
                                                  -------        -------        --------        --------
                                                           (In thousands, except per share data)

Net sales ..................................      $58,345        $58,768        $118,834        $125,053
Cost of sales ..............................       45,125         44,574          89,369          92,415
                                                  -------        -------        --------        --------
Gross margin ...............................       13,220         14,194          29,465          32,638
Selling, general and administrative expenses       10,044         10,254          20,166          20,642
                                                  -------        -------        --------        --------
Income before interest and income taxes ....        3,176          3,940           9,299          11,996
Interest expense, net of interest income ...            9            543             135           1,198
                                                  -------        -------        --------        --------
Income before income taxes .................        3,167          3,397           9,164          10,798
Provision for income taxes .................          824          1,182           2,902           3,814
                                                  -------        -------        --------        --------
Net income .................................        2,343          2,215           6,262           6,984
    Foreign currency translation ...........          (70)          (827)           (916)         (2,246)
                                                  -------        -------        --------        --------
Comprehensive income .......................      $ 2,273        $ 1,388        $  5,346        $  4,738
                                                  =======        =======        ========        ========

  Earnings per common share ................      $   .14        $   .13        $    .37        $    .42
  Earnings per common share - diluted ......      $   .12        $   .11        $    .31        $    .35

Denominator
Weighted average shares - basic ............       16,792         16,621          16,773          16,599
Effect of dilutive securities:
  Warrants .................................        2,958          2,958           2,958           2,958
  Nonvested stock/stock options ............          144            349             167             373
                                                  -------        -------        --------        --------
Adjusted weighted average shares - diluted .       19,894         19,928          19,898          19,930
                                                  =======        =======        ========        ========

                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             FOR THE SIX MONTHS ENDED
                                                             -----------------------
                                                              JULY 1,        JULY 3,
                                                               2000           1999
                                                             --------       --------
                                                                 (In thousands)

OPERATING ACTIVITIES
    Net income ........................................      $  6,262       $  6,984
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Depreciation and amortization ...................         3,111          3,030
      Other ...........................................        (1,986)          (888)
      Changes in assets and liabilities
          Accounts receivable, net ....................           142            241
          Inventories .................................       (13,565)        (7,922)
          Accounts payable ............................         4,759          5,876
          Other assets and liabilities, net ...........         6,459          4,488
                                                             --------       --------
                                                                5,182         11,809
                                                             --------       --------
INVESTING ACTIVITIES
    Purchases of property, plant and equipment ........        (4,209)        (3,048)
    Proceeds from sale of property, plant and equipment            95             50
                                                             --------       --------
                                                               (4,114)        (2,998)
                                                             --------       --------
FINANCING ACTIVITIES
    Borrowings under revolving credit agreement .......            --         37,500
    Repayments under revolving credit agreement .......            --        (41,650)
    Principal payments on long-term borrowings
     and capital leases ...............................        (3,346)        (1,714)
    Other .............................................           (74)           (34)
                                                             --------       --------
                                                               (3,420)        (5,898)
                                                             --------       --------

    Effect of exchange rate changes on cash ...........          (191)          (365)
                                                             --------       --------

Net (decrease) increase in cash and cash equivalents ..        (2,543)         2,548
Cash and cash equivalents at beginning of period ......        17,503          1,780
                                                             --------       --------
Cash and cash equivalents at end of period ............      $ 14,960       $  4,328
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

                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.  INVENTORIES

         Inventories consist of the following (in thousands):

                   July 1, 2000        July 3, 1999        December 31, 1999
                   ------------        ------------        -----------------

Raw materials         $10,557             $13,694              $10,058
Work in process        15,339              15,191               12,583
Finished goods         52,866              65,756               42,645
                       ------              ------               ------
                      $78,762             $94,641              $65,286
                      =======             =======              =======


6.  INCOME TAXES

         The Company's effective income tax rate of 26.0% and 31.7% for the quarter and the six months ended July 1, 2000, respectively, was lower than the statutory rates due to the impact in 2000 of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.


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

BUSINESS SEGMENTS                                  FOR THE QUARTER ENDED    FOR THE SIX MONTHS ENDED
                                                   ------------------------------------------------
                                                   JULY 1,      JULY 3,       JULY 1,       JULY 3,
                                                    2000         1999          2000          1999
                                                   -------      -------      --------      --------

Net sales:
    Apparel .................................      $38,559      $40,349      $ 82,584      $ 89,787
    Hosiery .................................       19,786       18,419        36,250        35,266
                                                   -------      -------      --------      --------
Total net sales .............................      $58,345      $58,768      $118,834      $125,053
                                                   =======      =======      ========      ========

Income before interest and income taxes:
    Apparel .................................      $   678      $ 1,704      $  4,720      $  8,711
    Hosiery .................................        2,498        2,236         4,579         3,285
                                                   -------      -------      --------      --------
Total income before interest and income taxes      $ 3,176      $ 3,940      $  9,299      $ 11,996
                                                   =======      =======      ========      ========

Depreciation and amortization:
    Apparel .................................      $   733      $   715      $  1,491      $  1,462
    Hosiery .................................          801          776         1,620         1,568
                                                   -------      -------      --------      --------
Total depreciation and amortization .........      $ 1,534      $ 1,491      $  3,111      $  3,030
                                                   =======      =======      ========      ========

Capital additions:
    Apparel .................................      $ 1,208      $ 1,750      $  2,340      $  2,569
    Hosiery .................................        1,751          412         1,869           479
                                                   -------      -------      --------      --------
Total capital additions .....................      $ 2,959      $ 2,162      $  4,209      $  3,048
                                                   =======      =======      ========      ========

                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


8.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)

                                             JULY 1,     JULY 3,    DECEMBER 31,
                                              2000        1999         1999
                                            --------    --------     --------
Assets:
    Apparel ..........................      $138,785    $144,203     $129,897
    Hosiery ..........................        53,042      49,929       48,527
                                            --------    --------     --------
Total assets .........................      $191,827    $194,132     $178,424
                                            ========    ========     ========

Inventories (included in assets):
    Apparel ..........................      $ 70,694    $ 87,828     $ 57,538
    Hosiery ..........................         8,068       6,813        7,748
                                            --------    --------     --------
Total inventories (included in assets)      $ 78,762    $ 94,641     $ 65,286
                                            ========    ========     ========

GEOGRAPHIC AREAS                                   FOR THE QUARTER ENDED    FOR THE SIX MONTHS ENDED
                                                   ------------------------------------------------
                                                    JULY 1,      JULY 3,      JULY 1,       JULY 3,
                                                     2000         1999         2000          1999
                                                   -------      -------      --------      --------

Net sales:
    United States ...........................      $53,367      $53,359      $108,186      $113,364
    All other ...............................        4,978        5,409        10,648        11,689
                                                   -------      -------      --------      --------
Total net sales .............................      $58,345      $58,768      $118,834      $125,053
                                                   =======      =======      ========      ========

Income before interest and income taxes:
    United States ...........................      $ 2,728      $ 3,556      $  8,070      $ 10,686
    All other ...............................          448          384         1,229         1,310
                                                   -------      -------      --------      --------
Total income before interest and income taxes      $ 3,176      $ 3,940      $  9,299      $ 11,996
                                                   =======      =======      ========      ========

                            JULY 1,       JULY 3,     DECEMBER 31,
                             2000          1999          1999
                           --------      --------      --------
Assets:
    United States.....     $167,296      $170,445      $153,820
    All other ........       24,531        23,687        24,604
                           --------      --------      --------
Total assets .........     $191,827      $194,132      $178,424
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

SECOND QUARTER ENDED JULY 1, 2000 COMPARED TO SECOND QUARTER ENDED JULY 3, 1999

         Net sales. Apparel net sales were $38.6 million for the second quarter of 2000, a decrease of $1.8 million or 4.4% below net sales of $40.3 million for the second quarter of 1999. The Apparel sales decline was due to a reduction in sales of seasonal products as well as lower closeouts and irregular sales in 2000. Hosiery net sales were $19.8 million in the second quarter of 2000, an increase of $1.4 million or 7.4% above net sales of $18.4 million for the second quarter of 1999. The 2000 increase was due to both higher unit sales and increased sales of multi-packs, partially offset by a drop in the average exchange rate between the Irish Punt and the U.S. Dollar in the translation of the Irish operations.

         Gross margin. Gross margin as a percentage of net sales decreased from 24.2% in 1999 to 22.7% in 2000. The decrease in gross margin in 2000 was due to unexpected losses on certain imported Apparel merchandise.

         Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased in absolute dollars and as a percentage of net sales to 17.2% for the second quarter of 2000, from 17.4% for the second quarter of 1999. The percentage decrease was due to a lower percentage level of advertising expenditures, professional fees, and miscellaneous other expenses in 2000.

         Income before interest and income taxes. Apparel income before interest and income taxes ("EBIT") was $0.7 million in the second quarter of 2000 compared to $1.7 million in the second quarter of 1999. The decrease in Apparel EBIT in 2000 was the result of unexpected losses on certain imported merchandise. Hosiery EBIT was $2.5 million in the second quarter of 2000 compared with $2.2 million in the second quarter of 1999. The increase in Hosiery EBIT was the result of improved margins due to lower material costs and a favorable volume mix of products.

         Interest expense, net of interest income. Interest expense, net was $9,000 in the second quarter of 2000 compared to $543,000 in the second quarter of 1999. The decrease in interest expense, net is due to higher cash balances maintained in 2000 due to the Company's lower overall inventory levels.

         Provision for income taxes. Provision for income taxes was $0.8 million in the second quarter of 2000 compared to $1.2 million in the second quarter of 1999. The effective tax rate was 26.0% for 2000 compared to 34.8% for 1999. The Company's effective income tax rate reflects the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

         Net income. As a result of the above, net income for the second quarter was $2.3 million in 2000 and $2.2 million in 1999.


SIX MONTHS ENDED JULY 1, 2000 COMPARED TO SIX MONTHS ENDED JULY 3, 1999

         Net sales. Apparel net sales were $82.6 million for the first six months of 2000, a decrease of $7.2 million or 8.0% below net sales of $89.8 million for the first six months of 1999. The Apparel sales decline was primarily due to a reduction in sales of seasonal products as well as a general decline in closeouts and irregular sales in 2000. Hosiery net sales were $36.3 million for the first six months of 2000, an increase of $1.0 million or 2.8% above net sales of $35.3 million for the first six months of 1999 due to an increase in unit sales, partially offset by a drop in the average exchange rate between the Irish Punt and the U.S. Dollar in the translation of the Irish operations.

         Gross margin. Gross margin as a percentage of net sales was 24.8% in 2000 and 26.1% in 1999. The decrease in gross margin in 2000 was due to the Apparel segment's slower than planned return to prior efficiency levels in manufacturing, higher transitional costs of sourcing a larger percentage of products offshore, and unexpected losses on certain imported merchandise.

         Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased in absolute dollars but as a percentage of net sales increased to 17.0% for the first six months of 2000 from 16.5% for the same period in 1999. The percentage increase was due to the Apparel segment's lower sales in 2000.

         Income before interest and income taxes. Apparel income before interest and income taxes ("EBIT") was $4.7 million for the first six months of 2000 compared to $8.7 million for the first six months of 1999. The drop in Apparel EBIT in 2000 was the result of the reduction in sales combined with a shift in product mix during the period and unexpected losses on certain imported merchandise. Hosiery EBIT was $4.6 million for the first six months of 2000 compared with $3.3 million for the first six months of 1999. The increase in Hosiery EBIT was the result of improved margins due to increased sales, lower material costs, and a favorable volume mix of products.

         Interest expense, net of interest income. Interest expense, net was $0.1 million for the first six months of 2000 compared to $1.2 million for the first six months of 1999. The decrease in interest expense, net is due to higher cash balances maintained in 2000 due to the Company's lower overall inventory levels.

         Provision for income taxes. Provision for income taxes was $2.9 million for the first six months of 2000 compared to $3.8 million for the first six months of 1999. The effective tax rate was 31.7% for 2000 compared to 35.3% for 1999. The Company's effective income tax rate reflects the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

         Net income. As a result of the above, net income for the first six months of 2000 was $6.3 million and $7.0 million in 1999.


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

         Net cash provided by operating activities for the six months ended July 1, 2000 and July 3, 1999 was $5.2 million and $11.8 million, respectively. The decrease in cash provided by operating activities was primarily due to increases in inventories. Inventories increased in the first six months of 2000 due to the seasonality of the Apparel segment's business. To support third and fourth quarter sales volumes of certain seasonal products (such as blanket sleepers), the Apparel segment builds inventory in the first six months of each year. The inventory increase in 1999 was partially offset by higher sales during the period and ongoing efforts to reduce excessive inventories through improvements in production planning and procurement practices.

         Capital expenditures were $4.2 million and $3.0 million for the first six months of 2000 and 1999, respectively. These expenditures consisted primarily of building/leasehold improvements, normal replacement of manufacturing equipment, purchases of office equipment and upgrades of information systems.

         Net cash used in financing activities was $3.4 million and $5.9 million for the first six months of 2000 and 1999, respectively. Based on the cash provided by operating activities in the first six months of 2000 and 1999, the Company made repayments on the Company's revolving credit agreement and/or other long-term borrowing arrangements.

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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not utilize derivative financial or commodity based instruments for trading or for speculative purposes but does utilize them in the regular course of business. A review of the Company's financial instruments and risk exposures at July 1, 2000 revealed that the Company had exposure to interest rate and foreign currency exchange rate risks. The Company performed sensitivity analysis at December 31, 1999 to assess the potential effect of a change in the interest rate and a change to the foreign currency exchange rates and concluded that near-term changes in either should not materially affect the Company's financial position, results of operations or cash flows. The Company has experienced no significant changes in these financial instruments or risk exposures during the first six months of 2000 and thus believes that the Company's year-end assessment is still appropriate at July 1, 2000.

                           PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 16, 2000, for the following purposes: (i) to elect seven directors to the Board of Directors to serve a one year term and until their successors are duly elected and qualified, and (ii) to ratify the re-appointment of Ernst & Young LLP as independent accountants for 2000.

         The following table sets forth the number of votes "For" and "Withheld" with respect to each nominee:

                                           VOTES
                            -----------------------------------
          NOMINEE              FOR                     WITHHELD

Edward Kittredge            6,748,894                   20,502
Richard L. Solar            6,748,894                   20,502
Richard M. Cashin           6,748,894                   20,502
Lawrence R. Glenn           6,748,894                   20,502
James P. Manning            6,748,894                   20,502
Joseph Medalie              6,748,894                   20,502
John D. Weber               6,748,894                   20,502

         The appointment of Ernst & Young LLP as independent accountants for 2000 was approved, with 6,756,133 votes "For", 10,863 votes cast "Against" and 2,400 abstentions.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27       Financial Data Schedule.

(b)      Reports on Form 8-K   -   None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GERBER CHILDRENSWEAR, INC.
                                                  (Registrant)


DATE:   August 11, 2000                    By: /s/ Edward Kittredge
                                           -------------------------
                                           Edward Kittredge
                                           Chairman, Chief Executive Officer
                                           and President
                                           (Principal Executive Officer)




DATE:   August 11, 2000                    By: /s/ Richard L. Solar
                                           ---------------------------------
                                           Richard L. Solar
                                           Senior Vice President and Chief
                                           Financial Officer
                                           (Principal Financial Officer)




DATE:   August 11, 2000                    By: /s/ David E. Uren
                                           ------------------------------
                                           David E. Uren
                                           Vice President of Finance, Secretary
                                           and Treasurer
                                           (Principal Accounting Officer)