Form 10-Q
period 2000-09-30
GERBER CHILDRENSWEAR INC
filed 2000-11-13
CIK 1052274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-5256

         ------------------------------------------------------------

                           GERBER CHILDRENSWEAR, INC.
             (Exact name of registrant as specified in its charter)

         ------------------------------------------------------------

               Delaware                                        62-1624764
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                           identification number)

         ------------------------------------------------------------

                                7005 Pelham Road
                              Greenville, SC 29615
                    (Address of principal executive offices)

                                 (864) 987-5200
              (Registrant's telephone number, including area code)

         ------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [ X ]  YES                [   ]   NO

As of November 6, 2000, there were outstanding 8,256,271 shares of Common Stock and 8,692,315 shares of Class B Common Stock.

                           GERBER CHILDRENSWEAR, INC.
                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2000,
         October 2, 1999 and December 31, 1999...........................    1

         Condensed Consolidated Statements of Income and Comprehensive
         Income for the quarters ended September 30, 2000 and
         October 2, 1999 and for the nine months ended September 30, 2000
         and October 2, 1999.............................................    2

         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2000 and October 2, 1999.............    3

         Notes to Condensed Consolidated Financial Statements............   4-7


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results Of Operations.......................................   8-11

Item 3 - Quantitative and Qualitative Disclosures about Market Risk......    12


                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K................................    12

Signatures...............................................................    13

Exhibit - Financial Data Schedule........................................    14

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           GERBER CHILDRENSWEAR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           (UNAUDITED)        (UNAUDITED)         (NOTE)
                                                                           SEPTEMBER 30,       OCTOBER 2,      DECEMBER 31,
                                                                                2000              1999             1999
                                                                           -------------      -----------      ------------
                                                                                             (In thousands)
ASSETS
Current Assets
    Cash and cash equivalents............................................    $ 16,307          $  4,824          $ 17,503
    Accounts receivable, net.............................................      41,531            48,642            37,261
    Inventories..........................................................      71,477            85,030            65,286
    Deferred income taxes................................................       4,038             4,858             3,100
    Other................................................................       1,887             1,543             1,831
                                                                           -------------      -----------      ------------
          Total current assets...........................................     135,240           144,897           124,981
                                                                           -------------      -----------      ------------

Property, plant and equipment............................................      44,599            36,764            39,149
    Less accumulated depreciation........................................      15,548            11,128            12,273
                                                                           -------------      -----------      ------------
                                                                               29,051            25,636            26,876
                                                                           -------------      -----------      ------------
Other Assets
    Excess of cost over fair value of net assets acquired, net...........      16,877            19,108            18,395
    Other................................................................       9,147             8,138             8,172
                                                                           -------------      -----------      ------------
          Total other assets.............................................      26,024            27,246            26,567
                                                                           -------------      -----------      ------------
                                                                             $190,315          $197,779          $178,424
                                                                           =============      ===========      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable.....................................................    $ 10,825          $.15,339          $  9,239
    Accrued expenses.....................................................      17,613            18,460            15,155
    Revolving credit loan payable........................................          --             8,800                --
    Current portion of long-term debt and capital leases.................       6,392             6,605             6,686
    Income tax payable...................................................       5,772             6,004             3,054
                                                                           -------------      -----------      ------------
          Total current liabilities......................................      40,602            55,208            34,134
                                                                           -------------      -----------      ------------

Non-Current Liabilities
    Long-term debt.......................................................       7,695            14,593            12,843
    Other non-current liabilities........................................      21,139            19,222            19,521
                                                                           -------------      -----------      ------------
          Total non-current liabilities..................................      28,834            33,815            32,364
                                                                           -------------      -----------      ------------

Shareholders' Equity.....................................................     120,879           108,756           111,926
                                                                           -------------      -----------      ------------
                                                                             $190,315          $197,779          $178,424
                                                                           =============      ===========      ============

Note: The amounts were derived from the audited financial statements at that date.

                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                              FOR THE QUARTER ENDED         FOR THE NINE MONTHS ENDED
                                                           ---------------------------     ---------------------------
                                                           SEPTEMBER 30,    OCTOBER 2,     SEPTEMBER 30,    OCTOBER 2,
                                                                2000           1999            2000             1999
                                                           -------------    ----------     -------------    ----------
                                                                        (In thousands, except per share data)
Net sales................................................    $   70,313     $   80,159      $   189,147     $  205,212
Cost of  sales...........................................        53,649         60,900          143,018        153,315
                                                           -------------    ----------     -------------    ----------
Gross margin.............................................        16,664         19,259           46,129         51,897
Selling, general and administrative expenses.............         8,673         11,423           28,839         32,065
                                                           -------------    ----------     -------------    ----------
Income before interest and income taxes..................         7,991          7,836           17,290         19,832
Interest expense, net of interest income.................           107          1,141              242          2,339
                                                           -------------    ----------     -------------    ----------
Income before income taxes...............................         7,884          6,695           17,048         17,493
Provision for income taxes...............................         2,810          2,340            5,712          6,154
                                                           -------------    ----------     -------------    ----------
Net income...............................................         5,074          4,355           11,336         11,339
  Foreign currency translation...........................        (1,397)           749           (2,313)        (1,497)
                                                           -------------    ----------     -------------    ----------
Comprehensive income.....................................    $    3,677     $    5,104      $     9,023      $   9,842
                                                           =============    ==========     =============    ==========

  Earnings per common share..............................    $      .30     $      .26      $       .68      $     .68
  Earnings per common share - diluted....................    $      .25     $      .22      $       .57      $     .57

Denominator
Weighted average shares - basic..........................        16,834         16,665           16,793         16,621
Effect of dilutive securities:
  Warrants...............................................         2,958          2,958            2,958          2,958
  Nonvested stock/stock options..........................           108            288              148            345
                                                           -------------    ----------     -------------    ----------
Adjusted weighted average shares - diluted...............        19,900         19,911           19,899         19,924
                                                           =============    ==========     =============    ==========



                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                  -----------------------------
                                                                                  SEPTEMBER 30,      OCTOBER 2,
                                                                                      2000              1999
                                                                                  -------------      ----------
                                                                                           (In thousands)
OPERATING ACTIVITIES
    Net income.................................................................     $   11,336       $   11,339
    Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
      Depreciation and amortization............................................          4,648            4,595
      Other....................................................................         (2,480)          (1,554)
      Changes in assets and liabilities
          Accounts receivable, net.............................................         (4,709)         (12,276)
          Inventories..........................................................         (6,434)           1,799
          Accounts payable.....................................................          1,639            3,571
          Other assets and liabilities, net....................................          7,082            9,986
                                                                                  -------------      ----------
                                                                                        11,082           17,460
                                                                                  -------------      ----------
INVESTING ACTIVITIES
    Purchases of property, plant and equipment.................................         (6,976)          (4,486)
    Proceeds from sale of property, plant and equipment........................            682              142
                                                                                  -------------      ----------
                                                                                        (6,294)          (4,344)
                                                                                  -------------      ----------
FINANCING ACTIVITIES
    Borrowings under revolving credit agreement................................             --           57,600
    Repayments under revolving credit agreement................................             --          (64,100)
    Principal payments on long-term borrowings and capital leases..............         (5,429)          (3,254)
    Other......................................................................           (144)            (104)
                                                                                  -------------      ----------
                                                                                        (5,573)          (9,858)
                                                                                  -------------      ----------

    Effect of exchange rate changes on cash....................................           (411)            (214)
                                                                                  -------------      ----------

Net (decrease) increase in cash and cash equivalents...........................         (1,196)           3,044
Cash and cash equivalents at beginning of period...............................         17,503            1,780
                                                                                  -------------      ----------
Cash and cash equivalents at end of period.....................................     $   16,307        $   4,824
                                                                                  ==============     ==========





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


4.  USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company has made changes in certain selling, general and administrative expense estimates for the quarter and for the nine months ended September 30, 2000. The effect of these changes was to increase net income by approximately $0.5 million (net of income taxes of $0.2 million) and $0.7 million (net of income taxes of $0.4 million) for the quarter and nine months, respectively. These changes resulted in a $.02 and $.04 increase in earnings per common share - diluted for the quarter and for the nine months ended September 30, 2000, respectively.

                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.  INVENTORIES

         Inventories consist of the following (in thousands):

                   September 30, 2000    October 2, 1999     December 31, 1999
                   ------------------    ---------------     -----------------

Raw materials           $ 7,932               $11,885              $10,058
Work in process           9,801                11,938               12,583
Finished goods           53,744                61,207               42,645
                        -------               -------              -------
                        $71,477               $85,030              $65,286
                        =======               =======              =======

6.  INCOME TAXES

         The Company's effective income tax rate of 35.6% and 33.5% for the quarter and the nine months ended September 30, 2000, respectively, was lower than the statutory rates due to the impact in 2000 of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.


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

BUSINESS SEGMENTS

                                                           FOR THE QUARTER ENDED        FOR THE NINE MONTHS ENDED
                                                        ---------------------------    ---------------------------
                                                        SEPTEMBER 30,    OCTOBER 2,    SEPTEMBER 30,    OCTOBER 2,
                                                            2000            1999           2000             1999
                                                        -------------    ----------    -------------    ----------
Net sales:
    Apparel.........................................      $ 55,935        $ 62,214       $ 138,519       $ 152,001
    Hosiery.........................................        14,378          17,945          50,628          53,211
                                                        -------------    ----------    -------------    ----------
Total net sales.....................................      $ 70,313        $ 80,159       $ 189,147       $ 205,212
                                                        =============    ==========    =============    ==========

Income before interest and income taxes:
    Apparel.........................................      $  6,436        $  6,013       $  11,156       $ 14,724
    Hosiery.........................................         1,555           1,823           6,134          5,108
                                                        -------------    ----------    -------------    ----------
Total income before interest and income taxes.......      $  7,991        $  7,836       $  17,290       $ 19,832
                                                        =============    ==========    =============    ==========

Depreciation and amortization:
    Apparel.........................................      $    725        $    784       $   2,216       $  2,246
    Hosiery.........................................           812             781           2,432          2,349
                                                        -------------    ----------    -------------    ----------
Total depreciation and amortization.................      $  1,537        $  1,565       $   4,648       $  4,595
                                                        =============    ==========    =============    ==========

Capital additions:
    Apparel.........................................      $  1,687        $    988       $   4,027       $  3,557
    Hosiery.........................................         1,080             450           2,949            929
                                                        -------------    ----------    -------------    ----------
Total capital additions.............................      $  2,767        $  1,438       $   6,976       $  4,486
                                                        =============    ==========    =============    ==========

                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


8.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)

                                                           SEPTEMBER 30,      OCTOBER 2,      DECEMBER 31,
                                                                2000             1999             1999
                                                           -------------    -------------    --------------
Assets:
    Apparel.............................................       $ 140,930        $ 147,935         $ 129,897
    Hosiery.............................................          49,385           49,844            48,527
                                                           -------------    -------------    --------------
Total assets............................................       $ 190,315        $ 197,779         $ 178,424
                                                           =============    =============    ==============

Inventories (included in assets):
    Apparel.............................................       $  61,682        $  76,972         $  57,538
    Hosiery.............................................           9,795            8,058             7,748
                                                           -------------    -------------    --------------
Total inventories (included in assets)..................       $  71,477        $  85,030         $  65,286
                                                           =============    =============    ==============

GEOGRAPHIC AREAS                                                FOR THE QUARTER ENDED           FOR THE NINE MONTHS ENDED
                                                           ------------------------------    -------------------------------
                                                           SEPTEMBER 30,     OCTOBER 2,       SEPTEMBER 30,     OCTOBER 2,
                                                                2000            1999               2000            1999
                                                           -------------    -------------    --------------    -------------
Net sales:
    United States.......................................       $  65,278        $  75,157         $ 173,464     $ 188,521
    All other...........................................           5,035            5,002            15,683        16,691
                                                           -------------    -------------    --------------    -------------
Total net sales.........................................       $  70,313        $  80,159         $ 189,147     $ 205,212
                                                           =============    =============    ==============    =============

Income before interest and income taxes:
    United States.......................................       $   6,983        $   7,313         $  15,053     $  17,999
    All other...........................................           1,008              523             2,237         1,833
                                                           -------------    -------------    --------------    -------------
Total income before interest and income taxes...........       $   7,991        $   7,836         $  17,290     $  19,832
                                                           =============    =============    ==============    =============

                                                           SEPTEMBER 30,     OCTOBER 2,       DECEMBER 31,
                                                                2000            1999              1999
                                                           -------------    -------------    --------------
Assets:
    United States.......................................       $ 167,327        $ 172,735         $ 153,820
    All other...........................................          22,988           25,044            24,604
                                                           -------------    -------------    --------------
Total assets............................................       $ 190,315        $ 197,779         $ 178,424
                                                           =============    =============    ==============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE-HARBOR STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

         This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events that involve known and unknown risks and uncertainties, including, without limitation, those associated with the effect of national, regional and foreign economic conditions (including foreign exchange rates), the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, competition and financial difficulties encountered by customers. All statements other than statements of historical facts included in this quarterly report, including, without limitation, the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statement are reasonable, it can give no assurance that such expectations will prove to have been correct and actual results, performance or events could differ materially from those expressed in such statements.


RESULTS OF OPERATIONS

BUSINESS SEGMENT DATA

         For information regarding net sales, income before interest and income taxes and assets by industry segment, reference is made to the information presented in Note 8 "Business Segments and Geographic Areas" to the condensed consolidated financial statements.

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED OCTOBER 2, 1999

         Net sales. Apparel net sales were $55.9 million for the third quarter of 2000, a decrease of $6.3 million or 10.1% below net sales of $62.2 million for the third quarter of 1999. The Apparel sales decline was due to a $7.3 million reduction in sales of blanket sleeper products offset in part by an increase in sales of other seasonal products in 2000. The decrease in blanket sleepers sales was due partly to production and delivery problems on imported merchandise and partly to the Company's decision to decrease sales in this highly price sensitive category. Hosiery net sales were $14.4 million in the third quarter of 2000, a decrease of $3.5 million or 19.9% below net sales of $17.9 million for the third quarter of 1999. The 2000 decrease was due to a general reduction in inventory by many retailers and aggressive pricing by competitors, plus a drop in the average exchange rate between the Irish Punt and the U.S. Dollar in the translation of the Irish operations.

         Gross margin. Gross margin as a percentage of net sales was 23.7% in 2000 and 24.0% in 1999. The decrease in gross margin in 2000 was due to higher Apparel sales allowances.

         Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased in absolute dollars and as a percentage of net sales to 12.3% for the third quarter of 2000, from 14.3% for the third quarter of 1999. The percentage decrease was due to lower expense levels in 2000 for advertising, professional services, salaries and related employee costs, bad debt expense, and facilities realignment cost. These decreases included approximately $0.7 million for changes in previous estimates, plus $0.2 million miscellaneous income in 2000 representing the gain on sale of an idle facility and an insurance recovery.

         Income before interest and income taxes. Apparel income before interest and income taxes ("EBIT") was $6.4 million in the third quarter of 2000 compared to $6.0 million in the third quarter of 1999. The increase in Apparel EBIT in 2000 was the result of lower expenses offset mostly by lower gross margin on reduced sales. Hosiery EBIT was $1.6 million in the third quarter of 2000 compared with $1.8 million in the third quarter of 1999. The decrease in Hosiery EBIT was the result of a lower volume of sales in 2000 and a drop in the average exchange rate between the Irish Punt and the U.S. Dollar in the translation of the Irish operations.

         Interest expense, net of interest income. Interest expense, net was $0.1 million in the third quarter of 2000 compared to $1.1 million in the third quarter of 1999. The decrease in interest expense, net is due to higher levels of invested cash and lower levels of debt in 2000 due to the Company's continuing strong cash flow.

         Provision for income taxes. Provision for income taxes was $2.8 million in the third quarter of 2000 compared to $2.3 million in the third quarter of 1999. The effective tax rate was 35.6% for 2000 compared to 35.0% for 1999. The Company's effective income tax rate reflects the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

         Net income. As a result of the above, net income for the third quarter was $5.1 million in 2000 and $4.4 million in 1999.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED OCTOBER 2,
1999

         Net sales. Apparel net sales were $138.5 million for the first nine months of 2000, a decrease of $13.5 million or 8.9% below net sales of $152.0 million for the first nine months of 1999. The Apparel sales decline was primarily due to a reduction in sales of seasonal products led by an $8.6 million reduction in sales of blanket sleepers. The decrease in blanket sleepers sales was due partly to production and delivery problems on imported merchandise and partly to the Company's decision to decrease sales in this highly price sensitive category. Hosiery net sales were $50.6 million for the first nine months of 2000, a decrease of $2.6 million or 4.9% below net sales of $53.2 million for the first nine months of 1999 due to a general reduction in inventory by many retailers and aggressive pricing by competitors, plus a drop in the average exchange rate between the Irish Punt and the U.S. Dollar in the translation of the Irish operations.

         Gross margin. Gross margin as a percentage of net sales was 24.4% in 2000 and 25.3% in 1999. The decrease in gross margin in 2000 was due to the Apparel segment's slower than planned return to prior efficiency levels in manufacturing, higher transitional costs of sourcing a larger percentage of products offshore, and unexpected losses on certain imported merchandise.

         Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased in absolute dollars and as a percentage of net sales to 15.2% for the first nine months of 2000 from 15.6% for the same period in 1999. The percentage decrease was due to lower expense levels in 2000, particularly in the third quarter, for advertising, professional services, salaries and related employee costs, bad debt expense, and facilities realignment cost. These decreases included $1.1 million for changes in previous estimates, plus $0.3 million miscellaneous income in 2000 representing the gain on sale of an idle facility and insurance recoveries.

         Income before interest and income taxes. Apparel income before interest and income taxes ("EBIT") was $11.2 million for the first nine months of 2000 compared to $14.7 million for the first nine months of 1999. The drop in Apparel EBIT in 2000 was the result of the reduction in unit sales combined with a shift in product mix during the period, unexpected losses on certain imported merchandise and higher sales allowances, offset in part by lower SG&A expenses. Hosiery EBIT was $6.1 million for the first nine months of 2000 compared with $5.1 million for the first nine months of 1999. The increase in Hosiery EBIT was the result of improved margins reflecting lower manufacturing cost, partially offset by a drop in the average exchange rate between the Irish Punt and the U.S. Dollar in the translation of the Irish operations.

         Interest expense, net of interest income. Interest expense, net was $0.2 million for the first nine months of 2000 compared to $2.3 million for the first nine months of 1999. The decrease in interest expense, net is due to higher levels of invested cash and lower levels of debt in 2000 due to the Company's continuing strong cash flow.

         Provision for income taxes. Provision for income taxes was $5.7 million for the first nine months of 2000 compared to $6.2 million for the first nine months of 1999. The effective tax rate was 33.5% for 2000 compared to 35.2% for 1999. The Company's effective income tax rate reflects the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

         Net income. As a result of the above, net income for the first nine months of 1999 and 2000 was $11.3 million.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash needs are for working capital, capital expenditures and debt service. The Company has financed its cash needs primarily through internally generated cash flow, in addition to funds borrowed under the Company's credit agreement.

         For the Apparel segment, working capital requirements vary throughout the year. Working capital requirements generally increase during the first half of the year as inventory for seasonal products builds to support peak shipping periods. The Hosiery segment is less seasonal and, while working capital requirements tend to increase slightly during the second half of the year, the variation is small.

         Net cash provided by operating activities for the nine months ended September 30, 2000 and October 2, 1999 was $11.1 million and $17.5 million, respectively. The decrease in cash provided by operating activities in 2000 was primarily due to increases in accounts receivable and inventories. The accounts receivable balance in 2000 was lower than in 1999 due to the decline in Apparel sales, primarily $8.6 million in blanket sleepers. In addition, a portion of the accounts receivable change is due to the timing of sales and receipt of payments. Inventories increased in the first nine months of 2000 due to the seasonality of the Apparel segment's business. The inventory decrease in the first nine months of 1999 was due to higher sales during the period and ongoing efforts to reduce excessive inventories through improvements in production planning and procurement practices, partially offset by the seasonality of the Apparel segment's business.

         Capital expenditures were $7.0 million and $4.5 million for the first nine months of 2000 and 1999, respectively. These expenditures consisted primarily of building/leasehold improvements, normal replacement of manufacturing equipment, purchases of office equipment and upgrades of information systems. The Company also sold an idle facility in July, 2000 for approximately $.5 million.

         Net cash used in financing activities was $5.6 million and $9.9 million for the first nine months of 2000 and 1999, respectively. Based on the cash provided by operating activities in the first nine months of 2000 and 1999, the Company made repayments on the Company's revolving credit agreement and/or other long-term borrowing arrangements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not utilize derivative financial or commodity based instruments for trading or for speculative purposes but does utilize them in the regular course of business. A review of the Company's financial instruments and risk exposures at September 30, 2000 revealed that the Company had exposure to interest rate and foreign currency exchange rate risks. The Company performed sensitivity analysis at December 31, 1999 to assess the potential effect of a change in the interest rate and a change to the foreign currency exchange rates and concluded that near-term changes in either should not materially affect the Company's financial position, results of operations or cash flows. The Company has experienced no significant changes in these financial instruments or risk exposures during the first nine months of 2000 and thus believes that the Company's year-end assessment is still appropriate at September 30, 2000.



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


                                          GERBER CHILDRENSWEAR, INC.
                                                  (Registrant)


DATE:   November 10, 2000                 By: /s/  Edward Kittredge
                                              -----------------------------
                                          Edward Kittredge
                                          Chairman, Chief Executive Officer
                                          and President
                                          (Principal Executive Officer)




DATE:   November 10, 2000                 By: /s/  Richard L. Solar
                                              -----------------------------
                                          Richard L. Solar
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)




DATE:   November 10, 2000                 By: /s/  David E. Uren
                                              -----------------------------
                                          David E. Uren
                                          Vice President of Finance, Secretary
                                          and Treasurer
                                          (Principal Accounting Officer)