Form 10-K
period 2000-12-31
GERBER CHILDRENSWEAR INC
filed 2001-03-30
CIK 1052274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 26, 2001, there were outstanding 8,236,936 shares of Common Stock and 8,692,315 shares of Class B Common Stock. The Company has been notified by the holder of the warrant of its intent to convert the warrant into 2,958,503 shares of Class B Common Stock as provided under the warrant agreement. As of March 26, 2001, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant (based on the closing price for the Common Stock on the New York Stock Exchange on March 26, 2001) was approximately $26,378,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 15, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

                                TABLE OF CONTENTS


                                                    PART I
                                                                                                       Page
                                                                                                     ---------
Item 1.  Business...................................................................................     4
Item 2.  Properties.................................................................................     9
Item 3.  Legal Proceedings..........................................................................    10
Item 4.  Submission of Matters to a Vote of Security Holders........................................    10


                                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters..................    10
Item 6.  Selected Financial Data....................................................................    11
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......    12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.................................    17
Item 8.  Financial Statements and Supplementary Data................................................    17
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......    17


                                                  PART III

Item 10. Directors and Executive Officers of the Registrant.........................................    18
Item 11. Executive Compensation.....................................................................    18
Item 12. Security Ownership of Certain Beneficial Owners and Management.............................    18
Item 13. Certain Relationships and Related Transactions.............................................    18


                                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K............................    19

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

References in this annual report on Form 10-K (the "Report") to the "Company" shall, as the context requires, refer to Gerber Childrenswear, Inc. (and its predecessor), together with its wholly-owned direct and indirect subsidiaries. References in this Report to "Gerber" shall, as the context requires, collectively refer to Gerber Childrenswear, Inc., GCW Holdings, Inc., Costura Dominicana, Inc., Gerber Childrenswear Canada, Inc. (a Delaware corporation formed in 1998), GCI IP Sub, Inc., Costura Matamoros S.A. de C.V. (a Mexican corporation formed in 1998) and GCW Mexico S.A. de C.V. (a Mexican corporation formed in 1998). References in this Report to "Auburn" shall, as the context requires, collectively refer to Auburn Hosiery Mills, Inc., GCI Spainco, S.L. (a Spanish corporation formed in 1998), Sport Socks Co. (Belgium) BVBA (a Belgian corporation formed in 1999), Sport Socks Co. (UK) Limited and Sport Socks Co. (Ireland) Limited, each a wholly-owned direct or indirect subsidiary of Gerber Childrenswear, Inc.

                                     PART I

ITEM 1.  BUSINESS.

HISTORY

         Gerber Childrenswear, Inc. was formed and became a single corporate entity through the merger in April 1989 of four separate companies acquired by Gerber Products Company ("GPC"). In January 1996, Gerber Childrenswear, Inc. was acquired by GCIH, Inc. ("GCIH") from GPC for approximately $61.5 million in cash and a $12.5 million promissory note (the "Original Acquisition"). Since the Original Acquisition, GPC has not owned any capital stock of the Company, nor have GPC and the Company shared common directors, officers or employees. In connection with such acquisition and related financing, Citicorp Venture Capital, Ltd. ("CVC"), management, directors and others purchased the equity of GCIH. Gerber conducts the apparel segment of the Company's business which consists of the production and sale of infant and toddler sleepwear, playwear, underwear, bedding, bath, cloth diapers and other products under the Gerber, Baby Looney Tunes, Little Suzy's Zoo and Curity licensed brand names, the Onesies trademark and private labels.

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

BUSINESS SEGMENTS

     APPAREL SEGMENT

         The apparel segment consists of the production and sale of infant and toddler sleepwear, playwear, underwear, bedding, bath, cloth diapers and other products under the Gerber, Baby Looney Tunes, Little Suzy's Zoo and Curity brand names, the Onesies trademark and private labels. Gerber Childrenswear, Inc. is a leading marketer of infant and toddler apparel and related products, offering products under its flagship brand, Gerber, as well as the Baby Looney Tunes and Curity brand names, the Onesies trademark and the Little Suzy's Zoo brand which was recently introduced in the apparel market. The Gerber name and baby head logo are among the best recognized in the infant and toddler industry. The Company believes that Gerber is the leading provider of infant and toddler apparel and related products, based on dollar volume and breadth of product offering to volume retailers, which constitute the fastest growing segment of the retail industry. The Company also distributes products to mid-tier department stores and specialty retailers. Gerber holds a leading market share, based on dollar volume, in its distribution channels in the underwear and cloth diaper categories.

         The Company believes the market offers continued growth prospects due to demographic factors including: (i) more women having children at an older age and returning to work thereafter, resulting in greater disposable income for expenditures on children; and (ii) an increasing number of grandparents, who represent a key consumer segment for infant and toddler products. Within the infant and toddler industry, greater emphasis on value has shifted consumer purchases away from traditional department stores and toward more value-conscious retail channels, including volume retailers and mid-tier department stores. Additionally, the industry is highly fragmented and supplies volume retailers who are interested in limiting their purchases to a smaller number of well-capitalized vendors with a broad base of branded products. The Company believes that its strong brand names, leading product positions, broad product offerings and strong customer relationships with volume retailers and mid-tier department stores should position it to benefit from industry trends.

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

     BUSINESS SEGMENT DATA

         For information regarding net sales, income (loss) before interest and income taxes and assets by industry segment, reference is made to the information presented in Note 17 "Business Segments and Geographic Areas" to the consolidated financial statements.

GENERAL

     MANUFACTURING AND SOURCING

         Through its own and third party manufacturing operations, Gerber is able to control the knitting, cutting, sewing, embroidering and packaging of its products. Over the last several years, Gerber has focused its operations on its manufacturing strengths such as knitting, cutting and sewing and has discontinued its inefficient manufacturing operations such as spinning yarn and dyeing fabric. The Company believes that the combination of North America and foreign production helps Gerber maintain competitive pricing by keeping costs low while fulfilling customer demand for fast turnaround on orders.

         Gerber has five manufacturing operations, including one in South Carolina, one in North Carolina, two Caribbean Basin Initiative ("CBI") facilities in the Dominican Republic and one NAFTA facility in Mexico. The facility in Mexico began operations in the fourth quarter of 1998. The lower labor costs in Mexico and proximity to new and existing markets is expected to improve the Company's cost competitiveness and "just in time" deliveries. In addition, the Mexican facility can service the Canadian market under the NAFTA agreement, as well as parts of South America without incurring duties. Effective October 1, 2000, the CBI allows for the elimination of duties and quotas on the Company's apparel products manufactured in the CBI countries and sold in the U.S. These products must be manufactured from fabrics wholly formed in the U.S. of U.S. yarns and cut in either the U.S. or countries covered by the CBI. As an additional qualification, U.S. sewing thread must be used if the fabric is cut in CBI countries.

         In addition, the Company utilizes third party manufacturers (both domestically and offshore) and has entered into relationships with certain contractors in the U.S., Estonia, China, Guatemala and Mexico. These relationships are generally for terms of one year, payment for goods produced is due within 30 days, the contractors must provide labor and conduct hiring practices consistent with local laws and the Company's condition of employment standards, and pricing terms are negotiated on an item by item basis.

         Hosiery segment manufacturing requires a capital intensive process through which the sock is knit in the greige, the toe is closed, the sock is bleached or dyed and then packaged for distribution. In the U.S., Auburn conducts knitting and toe closing operations at its manufacturing facility in Adairville, Kentucky. The Adairville facility houses technologically advanced knitting and sewing equipment with no significant equipment older than seven years. A computerized monitoring system of the knitting machinery increases efficiency, usage rates and productivity. Auburn's bleaching, dyeing, finishing, packaging and shipping operations are conducted at its facility in Auburn, Kentucky, with a portion of these operations, other than shipping, performed also on a contract basis in Mexico. Technological advances, other control mechanisms, as well as sourcing from Mexico a portion of its manufacturing processes allow Auburn to offer high quality, branded socks at competitive prices. The Company intends to invest in further technological advances as available as long as the projected benefits outweigh the costs.

         Outside the U.S., Auburn operates a facility in Cahirciveen, County Kerry, Ireland and a newly opened plant in Tralee, Ireland which conduct knitting, sewing, bleaching, packaging and shipping functions using machinery, processes and technology virtually identical to those of the U.S. facilities. The Ireland facility primarily supplies the European market (including Western Europe and Eastern Europe west of Russia) with the same branded American-style sports socks. In addition, the Company has a similar computerized monitoring system in its Cahirciveen, Ireland and Adairville, Kentucky facilities. Now fully operational, the systems have significantly increased efficiency and productivity at the facilities. The Company has established a second manufacturing facility in Tralee, Ireland. The facility was opened in February 2001 and will increase the capacity to service the European market. The Company believes that Auburn's ability to offer high quality, branded socks at competitive prices has been recognized by value-conscious Europeans and will enable Auburn to expand its branded business in Europe.

     CUSTOMERS

         Certain of the Company's volume retailer and mid-tier department store customers account for significant portions of the Company's net sales. Apparel segment sales to its top 10 customers represent approximately 83%, 84% and 82% of total 2000, 1999 and 1998 sales, respectively. The Apparel segment had sales to Wal-Mart and two other customers that accounted for 32%, 13% and 12% of total Apparel sales in 2000, respectively; 37%, 11%, and 11% of total Apparel sales in 1999, respectively; 40%, 11% and 10% of total Apparel sales in 1998. The Hosiery segment had sales to Wal-Mart that accounted for 48%, 51% and 45% of 2000, 1999 and 1998 sales, respectively.

         The Company generally does not enter into long-term or other purchase agreements with its customers. Customer orders are received by the Company through one of two methods. With the exception of fashion-oriented and seasonal products, most customer orders are tied to a planogram, which is established by customers for setting up displays within their stores. Generally planograms are revised annually in these merchandise categories. The Company's customers, based on sales data captured at cash registers, generate orders for replenishment goods which are transmitted to the Company through its electronic data interchange ("EDI") systems. Replenishment orders for planogram merchandise are generally filled within three days. Under the second method, customer orders for fashion-oriented and seasonal products (e.g., thermal underwear) are received on a purchase order basis, and such orders are filled without an in-season reorder expectation.

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

     PATENTS, LICENSES AND TRADEMARKS

         The Company is largely dependent on the use of the Gerber name. The Gerber name and trademark are exclusively licensed to the Company from GPC for use on certain clothing and textile products in the infant and toddler apparel market in the U.S., Canada and the Caribbean. The product categories covered by the Gerber license include infant and toddler shoes, underwear, sleepwear (including blanket sleepers, pajamas and sleep 'n play), playwear, bed and bath products, reusable cloth diapers and diaper liners, bibs, hosiery, swimwear and gift sets and layette incorporating the above articles, in each case targeted to infants and toddlers. The terms and conditions for use of the Gerber name for other product categories and geographic areas must be negotiated by the Company on an individual basis. The Gerber license extends through 2006, after which there are two five-year renewal periods. GPC retains the rights under the license to produce, distribute, advertise and sell, and to authorize others to produce, distribute, advertise and sell, products under the Gerber name other than clothing and textile products. The Company is not required to pay royalty fees to GPC until 2002, although the Company is recording royalty expense to reflect such fees over the initial license period.

         The Company also licenses the Baby Looney Tunes brand name from the Warner Brothers division of Time-Warner, Inc. ("Warner Brothers"), the Curity brand name from The Kendall Company and the Little Suzy's Zoo brand name from Suzy's Zoo. The Company is licensed to use the Baby Looney Tunes and Little Suzy's Zoo brand names in the U.S. and Canada and the Curity brand name in the U.S. and internationally. The Baby Looney Tunes, Curity and Little Suzy's Zoo licenses are limited to certain product categories, including, in the case of Baby Looney Tunes and Little Suzy's Zoo, bath products, bedding, sleepwear, underwear, footwear, layette and infant and toddler playwear, and in the case of Curity, cloth diapers and diaper liners, underwear, hosiery, sleepwear (including blanket sleepers and sleep `n play) and certain other products, in each case for infants and toddlers. The Curity license automatically renews for periods of ten years. The Baby Looney Tunes license extended through December 31, 2000, and is in the process of being renewed. The Little Suzy's Zoo license expires on December 31, 2001 but can be automatically renewed for one additional year if specified royalty is earned in the final year of the agreement. Any subsequent renewals will be the subject of good faith negotiations. The Company owns the Onesies trademark.

         Auburn also licenses properties from different companies for its products. The license from Wilson Sporting Goods Co. ("Wilson") expires in 2002 with a five year renewal period if certain sales targets are exceeded. Auburn has held this license since 1982. The license from Wilson can be terminated by Wilson if the employment of either Kevin K. Angliss or Donald J. Murphy with Auburn terminates. The license from Converse Inc. ("Converse") expires on December 31, 2004 with a two year renewal option if certain sales targets are met. This license can be terminated by Converse if Kevin K. Angliss and/or Timothy Graham are no longer the principal managers of Auburn's Converse brand product line. Messrs. Angliss, Murphy and Graham have not entered into employment agreements with Auburn. The Company decided not to renew the Coca-Cola Company ("Coca-Cola") license in the U.S. as sales under this license were not sufficient to warrant its renewal at December 31, 1999. The Coca-Cola license for Europe will expire on December 31, 2001 and management is currently discussing a renewal of this license. The license from Dunlop Slazenger International Ltd. ("Dunlop") expires in 2001 (with a five year renewal period if certain sales targets are exceeded). All of these licenses have particular geographic and other limitations, and the Company negotiates the terms and conditions for the use of such trademarks outside such limitations on an individual basis. The products covered by the licenses include: (i) sport socks in the case of Wilson; (ii) men's, women's and youth's hosiery in all color combinations and styles in the case of Converse; and (iii) athletic and casual socks in the case of Coca-Cola; and (iv) sport and casual socks in the case of Dunlop.

         The Company is not aware of any proprietary license infringements or legal actions that have had a material impact on its consolidated financial condition or results of operations.

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

      COST OF ENVIRONMENTAL COMPLIANCE

         The Company's manufacturing facilities and operations are subject to certain federal, state, local and foreign laws and regulations relating to environmental protection and occupational health and safety, including those governing wastewater discharges, air emissions, the management and disposal of solid and hazardous wastes, and the remediation of contamination associated with the release of hazardous substances. Prior to its acquisition by the Company, Auburn was cited for discharging contaminants into the sewer system from its facility in Auburn, Kentucky in excess of the amounts allowed under its permits. More recently, the city has asked Auburn to reduce its discharge level. The city is working with Auburn to remedy the problem, and the Company has committed to buy additional waste water pretreatment equipment in 2001 for approximately $.3 million. Upon the purchase and installation of this equipment, Auburn believes that it will comply with the city's discharge requirements. Gerber and, other than the above, Auburn have never been cited or fined regarding violations of environmental statutes or regulations. In addition, the Company is not aware of any noncompliance with such laws and regulations. The Company has incurred, and will continue to incur, capital expenditures and operating expenses to comply with such requirements. However, the Company does not currently anticipate any material capital expenditures for environmental control facilities for the current or succeeding year. Nonetheless, there can be no assurance that such laws will not become more stringent or be interpreted and applied more stringently. Such future changes or interpretations or the identification of adverse environmental conditions previously unknown to the Company could result in additional compliance costs or in remediation costs to the Company.

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

     BACKLOG OF ORDERS

         The Company delivers products throughout the year and generally experiences buy cycles during the first and third quarters. The EDI system and Vendor Managed Inventory ("VMI") programs have significantly reduced the average order period, which effectively reduces replenishment product backlog. At December 31, 2000, the Company's backlog of orders for its products, all of which were expected to be shipped during 2001, was approximately $13.6 million, compared to approximately $19.5 million and $21.9 million at December 31, 1999 and December 31, 1998, respectively. The reductions in backlog reflect a decrease in seasonal products and an increase in the percentage of business done in replenishment products. Backlog as of any given date may not be indicative of backlog at a subsequent date. Therefore, a comparison of backlog from period to period is not necessarily an accurate indicator of eventual shipments.

     EMPLOYEES

         As of December 31, 2000, the Company had approximately 2,900 employees including approximately 1,200 in the U.S. and approximately 1,700 in foreign countries. None of the Company's domestic employees are members of unions or are otherwise party to a collective bargaining agreement. Certain of the Company's employees in Mexico and Ireland are subject to a collective bargaining agreement and to the national wage agreement, respectively. The Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES.

         The following table sets forth the principal real property owned or leased by the Company and used as production, distribution, warehouse, manufacturing or other facilities as of December 31, 2000:

                                                                              Owned or             Approximate
            Location                                 Use                       Leased          Floor Space (S. F.)
---------------------------------     ----------------------------------    -------------     ----------------------
APPAREL SEGMENT:
   Ballinger, TX                      Idle                                     Owned                  85,000
   Ballinger, TX                      Warehouse, Distribution                  Leased                 70,000
   Evergreen, AL                      Warehouse, Distribution                  Leased                255,000
   Dominican Republic
     (Two Facilities)                 Manufacturing                            Leased                 53,000
   Lumberton, NC
     (Two Facilities)                 Manufacturing, Idle                      Owned                 183,000
   Pelzer, SC (Two Facilities)        Manufacturing, Distribution              Owned                 804,000
   Matamoros, Mexico                  Manufacturing                            Leased                 74,000

HOSIERY SEGMENT:
   Adairville, KY                     Manufacturing                            Owned                  72,000
   Auburn, KY                         Manufacturing, Distribution and
                                        Administration                         Owned                 160,000
   Cahirciveen, Ireland               Manufacturing, Distribution and
     (Two Facilities)                   Administration                         Leased                 63,000
   Tralee, Ireland                    Manufacturing and Distribution
                                        (Opened in February 2001)              Owned                  50,000

         In addition to the facilities described above, the Company leases 48,000 square feet for its headquarters in Greenville, South Carolina. The Company also leases approximately 21,000 square feet for its executive offices and showroom in New York, New York. From time to time, the Company also uses storage space in warehouses in Adairville, Kentucky for Hosiery and Evergreen, Alabama for Apparel. The Company holds a purchase option for the Evergreen, Alabama warehouse which is exercisable at any time during the 15 year lease term at a price of two dollars. The Company also holds a purchase option on the Matamoros, Mexico lease which is exercisable at the end of the initial lease term or during any subsequent extension for a price of approximately $2.6 million.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION FOR COMMON STOCK

         Gerber Childrenswear, Inc.'s Common Stock is traded on the New York Stock Exchange (ticker symbol: GCW). The following table reflects the range of high and low selling prices of Gerber Childrenswear, Inc.'s Common Stock by quarter for the last two years.


                                   2000                           1999
                                   ----                           ----
                           HIGH            LOW            HIGH            LOW
                          ------          ------         -------        -------
First Quarter......       5 4/16          4              8 12/16        5 14/16
Second Quarter.....       5 7/16          4              8 8/16         5 14/16
Third Quarter......       6 8/16          5 1/16         7 12/16        4 4/16
Fourth Quarter.....       6 5/16          4 4/16         5 14/16        3 12/16

HOLDERS

         At March 26, 2001, there were approximately 84 holders of record of Common Stock and two holders of record of Class B Common Stock.

DIVIDENDS

         The Company has not paid any dividends with respect to the Common Stock. The Company presently intends to retain future earnings to finance its growth and development and therefore does not expect to pay any cash dividends in the foreseeable future. The Company's credit facility, as amended, which was entered into with certain lenders in connection with the Auburn Acquisition ("Credit Agreement"), restricts the payment of cash dividends by the Company (subject to certain limited exceptions), and the Company may in the future enter into loan or other agreements or issue debt securities or preferred stock that restrict the payment of dividends. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors of the Company (the "Board"). Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed appropriate by the Board.

ITEM 6.  SELECTED FINANCIAL DATA.

ANNUAL FINANCIAL DATA

         The following table presents (i) selected historical consolidated financial information of the Company at December 31, 1996 and for the period from January 22, 1996 to December 31, 1996 and as of and for the years ended December 31, 1997, 1998, 1999 and 2000. The selected financial data of the Company for the period from January 22, 1996 to December 31, 1996, as well as the years ended December 31, 1997, 1998, 1999 and 2000 has been derived from the financial statements of the Company. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

                                                                                                                 PERIOD
                                                                                                                  FROM
                                                               YEAR        YEAR         YEAR         YEAR      JANUARY 22,
                                                              ENDED        ENDED        ENDED        ENDED        1996 TO
                                                                                       DECEMBER 31,
                                                            ---------------------------------------------------------------
INCOME STATEMENT DATA:                                        2000         1999          1998         1997 (a)      1996 (b)
                                                            -------       -------       -------       -------       -------
                                                                      (In millions, except per share data)

Net sales ............................................      $ 258.2       $ 277.7       $ 278.5       $ 202.0       $ 185.2
Cost of sales ........................................        195.0         210.7         209.5         146.3         138.6
                                                            -------       -------       -------       -------       -------
Gross margin .........................................         63.2          67.0          69.0          55.7          46.6
Selling, general and administrative expenses .........         38.1          42.4          38.5          27.7          23.9
Stock compensation (c) ...............................           --            --            --           9.5            --
Other (d) ............................................          (.2)         (1.8)           --            .2            .7
                                                            -------       -------       -------       -------       -------
Total operating expenses .............................         37.9          40.6          38.5          37.4          24.6
                                                            -------       -------       -------       -------       -------
Income before interest and income taxes ..............         25.3          26.4          30.5          18.3          22.0
Interest expense, net ................................           .1           2.7           5.8           5.8           6.3
                                                            -------       -------       -------       -------       -------
Income before income taxes and extraordinary item, net         25.2          23.7          24.7          12.5          15.7
Provision for income taxes ...........................          8.7           8.0           8.7           4.8           6.2
                                                            -------       -------       -------       -------       -------
Income before extraordinary item, net ................         16.5          15.7          16.0           7.7           9.5
Extraordinary item, net (e) ..........................           --            --           (.2)          (.7)           --
                                                            -------       -------       -------       -------       -------
Net income ...........................................         16.5          15.7          15.8           7.0           9.5
Less preferred stock dividends .......................           --            --           (.8)         (1.6)         (1.3)
                                                            -------       -------       -------       -------       -------
Net income available to common shareholders ..........      $  16.5       $  15.7       $  15.0       $   5.4       $   8.2
                                                            =======       =======       =======       =======       =======

Earnings per common share ............................      $   .98       $   .94       $  1.06       $   .48       $   .72
Earnings per common share - assuming dilution ........      $   .83       $   .79       $   .85       $   .37       $   .53


                                                                   DECEMBER 31,
                                                --------------------------------------------------
BALANCE SHEET DATA:                              2000       1999       1998       1997       1996
                                                ------     ------     ------     ------     ------
                                                                   (In millions)
Working capital ...........................     $ 93.8     $ 90.8     $ 82.7     $ 65.9     $ 56.2
Total assets ..............................      191.7      178.4      185.7      163.9      106.1
Total debt (including capital leases) .....       13.4       19.5       39.8       77.2       43.4
Preferred stock including accrued dividends         --         --         --       14.6       13.1
Shareholders' equity ......................      127.3      111.9       98.9       19.4        9.1

See following page for notes to the selected financial data.

-----------------------------

(a) Includes the following operating results for Auburn for the period December 17, 1997 through December 31, 1997 (in millions).

Net sales ..................................     $1.5
Gross margin ...............................       .2
Selling, general and administrative expenses       .2
Loss before interest and income taxes ......      *
Net loss ...................................      *

* Less than $50,000.

(b) Excludes the Predecessor Company's unaudited operations for the period January 1, 1996 through January 21, 1996 (in millions).

Net sales ..................................     $6.7
Gross margin ...............................      1.1
Selling, general and administrative expenses      1.4
Loss before interest and income taxes ......      (.3)
Net loss ...................................      (.2)

(c) Represents expense related to stock compensation incurred in connection with the sale of capital stock below fair market value to executives and management of the Company.

(d) During 2000 and 1999, the Company downsized its domestic Apparel operations resulting in a gain on curtailment of postretirement benefit costs of approximately $.2 million and $.5 million, respectively. In addition, in 1999 the Company reached a settlement with its insurance providers of the Company's losses associated with Hurricane Georges for a net casualty gain of approximately $.8 million.

(e) In June 1998, the Company repaid senior and junior subordinated notes in the principal amount of $22.5 million and $11.0 million, respectively. The write-off of unamortized discount and loan costs totaled $.2 million (net of an income tax benefit). In 1997, the Company expensed unamortized loan costs and a prepayment penalty of $.7 million (net of an income tax benefit) in connection with the replacement of the Company's then existing credit facility with the current Credit Agreement.


QUARTERLY FINANCIAL DATA

         For information regarding quarterly financial data, reference is made to Note 18 "Selected Quarterly Financial Data - (Unaudited)" to the consolidated financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CASUALTY EVENT - HURRICANE GEORGES

         For information regarding the Company's insured casualty loss, reference is made to the information presented in Note 15 "Casualty Event" to the consolidated financial statements.

SEASONALITY

         In the Apparel segment, sales historically have typically been higher in the third and fourth quarters. The Company believes that there are three main reasons for this trend: (i) sales of blanket sleepers and fleece products occur mostly during this period; (ii) a portion of the Company's underwear business is seasonal in that a product line for the fall season incorporates seasonal designs, prints, colors and fabric weight; and (iii) sales in general rise as retailers prepare for events such as back-to-school season (as consumers visit stores to buy clothing for older children) and retailer initiated promotions of baby apparel.

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


                                                              PERCENTAGE OF NET SALES
                                                           -----------------------------

                                                               YEAR ENDED DECEMBER 31,
                                                           -----------------------------
                                                            2000        1999        1998
                                                           -----       -----       -----
Net sales ............................................     100.0%      100.0%      100.0%
Cost of sales ........................................      75.5        75.9        75.2
                                                           -----       -----       -----
Gross margin .........................................      24.5        24.1        24.8
Selling, general and administrative expenses .........      14.8        15.3        13.8
Other ................................................      (0.1)       (0.7)        0.0
                                                           -----       -----       -----
Income before interest and income taxes ..............       9.8         9.5        11.0
Interest expense, net ................................       0.0         1.0         2.1
                                                           -----       -----       -----
Income before income taxes and extraordinary item, net       9.8         8.5         8.9
Provision for income taxes ...........................       3.4         2.9         3.1
                                                           -----       -----       -----
Income before extraordinary item, net ................       6.4         5.6         5.8
Extraordinary item, net ..............................       0.0         0.0        (0.1)
                                                           -----       -----       -----
Net income ...........................................       6.4%        5.6%        5.7%
                                                           =====       =====       =====

BUSINESS SEGMENT DATA

         For information regarding net sales, income (loss) before interest and income taxes and assets by industry segment, reference is made to the information presented in Note 17 "Business Segments and Geographic Areas" to the consolidated financial statements.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Net sales. Apparel net sales were $189.3 million for 2000, a decrease of $16.3 million or 7.9% below net sales of $205.6 million for 1999. The Apparel sales decline was due to decreased unit volume sales, attributable primarily to lower planned sales in 2000 of certain fashion and/or highly price sensitive products. Hosiery net sales were $68.9 million in 2000, a decrease of $3.2 million or 4.6% below net sales of $72.1 million in 1999 due to decreased unit sales and the devaluation of the Irish punt to U.S. dollars on the European operations.

         Gross margin. Gross margin as a percentage of net sales increased from 24.1% in 1999 to 24.5% in 2000. The increase in gross margin in 2000 was due to improved Hosiery margins, primarily as a result of lower material costs and sourcing a portion of manufacturing processes from Mexico.

         Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased in absolute dollars and as a percentage of net sales to 14.8% for 2000 from 15.3% for 1999. The percentage decrease was due to lower expense levels in 2000 for advertising, professional services, salaries and related employee costs, bad debt expense, and facilities realignment cost.

         Other. Represents a gain on curtailment of postretirement benefit costs associated with the Company's decision to downsize its domestic Apparel operations of $.2 million in 2000, compared to an insurance recovery and a gain on curtailment of postretirement benefit costs in 1999, aggregating $1.8 million.

         Income before interest and income taxes. Apparel income before interest and income taxes ("EBIT") was 9.2% and 9.1% of Apparel sales in 2000 and 1999, respectively. Hosiery EBIT was 11.7% of Hosiery sales in 2000 compared to 10.6% in 1999. The increase in Hosiery EBIT was the result of improved margins due to lower product cost.

         Interest expense, net. Interest expense was approximately $.1 million in 2000 and $2.7 million in 1999. The decrease in interest expense reflects the higher levels of invested cash and lower levels of debt in 2000 due to continuing strong cash flow from reducing inventories and maintaining profitable operations.

         Provision for income taxes. Provision for income taxes was $8.7 million in 2000, compared to $8.1 million in 1999. The effective tax rate was 34.5% for 2000 compared to 34.0% for 1999. The Company's effective income tax rate differed from the prior period effective rate due to a lower impact of foreign earnings, certain of which are taxed at lower rates than in the United States, and goodwill amortization, most of which is not deductible for federal and state income tax purposes.

         Net income. As a result of the above, net income was $16.5 million for 2000 and $15.7 million for 1999.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Net sales. Apparel net sales were $205.6 million for 1999, a decrease of $6.8 million or 3.2% below net sales of $212.4 million for 1998 due to decreased unit volume sales. Hosiery net sales were $72.1 million in 1999, an increase of $6.0 million or 9.1% above net sales of $66.1 million in 1998 due to customer pipe-line stocking early in the year and strong retail sales, particularly for multi packs.

         Gross margin. Gross margin as a percentage of net sales declined from 24.8% in 1998 to 24.1% in 1999. The decrease in gross margin was due in part to the higher percentage of Hosiery sales that typically have lower gross margins than Apparel sales and in part to higher manufacturing costs for Apparel due to both lower than planned overall production levels to reduce inventories and a higher percentage of domestic production due to a slower than planned start-up of the new Mexican production facility.

         Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased to 15.3% in 1999 from 13.8% in 1998. The percentage increase was due to lower sales and higher costs for warehousing and startup of the new Mexican production facility.

         Other. Represents the settlement with its insurance providers of the Company's losses associated with Hurricane Georges for a net casualty gain of approximately $1.3 million and a gain on curtailment of postretirement benefits costs associated with the Company's decision to downsize its domestic Apparel operations in 1999 of approximately $.5 million.

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

         Interest expense, net. Interest expense was approximately $2.7 million in 1999 and $5.8 million in 1998. The decrease in interest expense reflects the lower debt levels resulting from the use of proceeds from the Company's initial public offering on June 11, 1998, partially offset by higher Apparel inventories during most of 1999 and a $0.6 million provision in 1999 for interest charges in connection with resolving differences between the Company and the Internal Revenue Service ("IRS") on the amount of current income taxes due for 1996 and 1997. The tax differences arise from ongoing examinations by the IRS.

         Provision for income taxes. Provision for income taxes was $8.1 million in 1999, compared to $8.6 million in 1998. The effective tax rate was 34.0% for 1999 compared to 35.0% for 1998. The Company's effective income tax rate differed from the prior period effective rate due to the greater impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

         Extraordinary item, net. The Company repaid senior and junior subordinated notes in June 1998 with the proceeds from the Offering, resulting in the write-off of unamortized discount and loan costs of approximately $.3 million (net of an income tax benefit of $.2 million).

         Net income. As a result of the above, net income was $15.7 million for 1999 and $15.8 million for 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash needs are working capital, capital expenditures, and debt service. The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow, in addition to funds borrowed, if necessary, under the Company's Credit Agreement.

         For the Apparel segment, working capital requirements vary throughout the year. Working capital has historically increased during the first half of the year as inventory builds to support peak shipping periods. The Hosiery segment is less seasonal and, while working capital needs tend to increase slightly during the second half of the year, the variation is small.

         Net cash provided by (used in) operating activities was $31.9 million, $43.7 million and $(3.9) million for 2000, 1999 and 1998, respectively. The increase in cash provided by operating activities in 2000 and 1999 was primarily due to a decrease in inventory of $8.3 million and $21.4 million, respectively, related to lower than planned overall production levels and/or management's decision to exit certain fashion and highly price sensitive product categories. The decrease in net cash provided by operating activities for 1998 was primarily due to an increase in inventory, accounts receivable and income taxes payable, partially offset by a decrease in accrued expenses. Inventory increased $15.9 million in 1998 due to inefficiencies in the Company's production planning system (which is currently being upgraded) and inefficiencies occurring at the Company's distribution center. The increase in accounts receivable of $2.9 million in 1998 was primarily due to the timing of sales and collections. The lower accrued expenses in 1998 were primarily related to: (i) the payment of the 1997 stock compensation withholding taxes of approximately $4.6 million; (ii) $2.1 million reduction of corporate incentives; and (iii) $2.8 million reduction in interest due to the repayment of all or a portion of the senior subordinated note payable, junior subordinated note payable and term loan in connection with the Company's Offering. Income taxes payable increased (decreased) $1.9 million, $(2.6) million and $10.3 million in 2000, 1999 and 1998, respectively. The change year over year primarily relates to: (i) differences in the timing of payments; (ii) changes in temporary differences in 1998; and (iii) the tax impact of stock compensation that resulted in an overpayment in late 1997.

         The Company invested $11.3 million, $7.4 million and $5.0 million in capital expenditures during 2000, 1999 and 1998, respectively. These expenditures consisted primarily of normal replacement of manufacturing equipment, purchases of office equipment, renovation/construction of a second manufacturing plant in Tralee, Ireland, and upgrades to information systems. The Company is budgeting an aggregate of $8.7 million for capital expenditures for 2001. Included in this amount is $.7 million to complete the manufacturing facility in Tralee, Ireland, $1.4 million to replace or upgrade manufacturing equipment, $3.3 million to upgrade MIS systems and $3.3 million for leasehold improvements, to replace or upgrade distribution equipment and miscellaneous other uses. The Apparel segment's portion of the overall capital expenditures, $5.9 million, includes $3.3 million for MIS systems upgrades, which the Company believes, when fully implemented, will provide efficiencies in the areas of product development, forecasting and production planning. During 2000, the Company sold its idle Liberty facility to the lessee for approximately $.5 million.

         Net cash (used in) provided by financing activities was $(7.3) million, $(20.3) million and $10.0 million for 2000, 1999 and 1998, respectively. The decrease in cash provided by financing activities in 2000 and 1999 was due to repayments made under the Company's Credit Agreement and other long-term borrowings. The increase in cash provided by financing activities for 1998 consisted of borrowings under the Company's revolving credit agreement to fund the seasonally increased working capital needs as well as higher inventory levels maintained. In addition, in 1998 the Company used the net proceeds of $48.7 million from its Offering and the exercise of the over-allotment option to: (a) repay a senior subordinated note in the aggregate principal amount of $22.5 million; (b) repay a junior subordinated note in the aggregate principal amount of $11.0 million; (c) repay certain other indebtedness of the Company in the aggregate principal amount of $14.8 million; and (d) redeem 2,828.4 shares of the Company's redeemable preferred stock in the aggregate amount of approximately $0.4 million held by certain of its officers.

         Under the terms of a ten year license agreement between the Company and GPC, the initial term of which expires in 2006, the Company is not required to pay royalty fees to GPC until the year 2002. Commencing in 2002, the Company is required to pay an escalating royalty fee as a percentage of net sales of Gerber licensed products during the remaining term of the license agreement and during the two consecutive five-year renewal terms if such agreements are renewed. The Company is recording charges against earnings in accordance with generally accepted accounting principles in order to ensure a straight-line effect of the total royalty expense expected to be incurred over the initial ten year license term. The charges recorded prior to 2002 represent non-current liabilities that will begin to be paid to GPC in 2002. The initiation of such royalty payments in year 2002 may adversely affect the Company's cash flow.

         In connection with the Auburn Acquisition, the Company's then-existing senior credit facility was refinanced and replaced with the Credit Agreement which consisted of a $40.0 million term loan to finance the acquisition and a $60.0 million revolving facility to fund current working capital requirements. The Company had no amounts outstanding under the revolving credit portion of the Credit Agreement at December 31, 2000 and 1999 and had $15.3 million outstanding at December 31, 1998. The Credit Agreement subjects the Company to standard covenants and events of default. As of December 31, 2000, the Company was in compliance with all such covenants and was not in default. The revolving credit facility and term loan agreement requires mandatory principal prepayments based on excess annual cash flow as defined, which commenced with calendar year 2000. The excess cash flow payment for 2000 is approximately $2,100,000 and is due 100 days after December 31, 2000.

         Auburn's Irish operations maintain an IR(pound)1.6 million loan facility (U.S. $1.9 million as of December 31, 2000) with the National Irish Bank consisting of a combined term loan, overdraft, guarantee and foreign exchange line. This facility is subject to annual review. The overdraft facility and foreign exchange line are available at the Company's discretion with each term loan draw down subject to the National Irish Bank's approval. At present, the Irish entity has no outstanding balances under any portion of the loan facility. In addition, the Irish entity has received capital and employment grants from the Industrial Development Authority (the "IDA") which could become repayable to the IDA (if certain conditions are not met) in the aggregate amount of up to IR(pound)1.7 million (U.S. $2.0 million) as of December 31, 2000. Auburn is a party to two loan agreements with the County of Logan, Kentucky related to the issuance in 1989 of two series of industrial revenue bonds of which approximately $1.6 million remained outstanding at December 31, 2000.

         The Company believes that cash on hand, combined with cash generated from operations and amounts available under the Credit Agreement and the Irish entity's loan facility with the National Irish Bank, will be adequate to meet its working capital, capital expenditures, and debt service requirements for the next 12 months.


RECENT ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted the standard effective January 1, 2001, and the adoption did not have a material impact on the consolidated financial statements.

INFLATION

         In general, costs are affected by inflation and the Company may experience the effects of inflation in future periods. The Company does not currently consider the impact of inflation to be significant in the businesses or countries in which the Company operates.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company's holdings of derivative financial or commodity-based instruments at December 31, 2000 were not for trading or speculative purposes but were in the regular course of business. A review of these holdings and risk exposures at that date revealed that the Company had exposure to interest rate and foreign currency exchange rate risks.

     INTEREST RATES

         The Company's primary borrowings consist of a revolving credit facility and a term loan that are subject to interest rate risk. Borrowings are priced at floating rates of interest, with a basis of LIBOR or prime rate at the Company's option. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company's interest expense. At December 31, 2000, the Company performed sensitivity analysis to assess the potential effect of a 1% increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company's consolidated financial position, results of operations or cash flows.

     FOREIGN CURRENCY EXCHANGE RATES

         The Company's earnings are affected by fluctuations in the value of the U.S. Dollar as compared to foreign currencies, predominately in European countries, as a result of the sale of its products in foreign markets and translation adjustments associated with the conversion of the Company's foreign subsidiaries into the reporting currency (U.S. Dollar). As such, the Company's exposure to changes in foreign currency exchange rates could impact the Company's consolidated financial position, results of operations or cash flows. At December 31, 2000, the Company performed sensitivity analysis to assess the potential effect of a 10% increase or decrease in foreign exchange rates and concluded that near-term changes in exchange rates should not materially affect the Company's consolidated financial position, results of operations or cash flows. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates did not factor in a potential change in sales levels or local currency prices.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Consolidated Financial Statements which appears on page F-1 herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information required by this Item will be contained in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed on or before April 30, 2001, and such information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

         Information required by this Item will be contained in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed on or before April 30, 2001, and such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         Information required by this Item will be contained in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed on or before April 30, 2001, and such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         Information required by this Item will be contained in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed on or before April 30, 2001, and such information is incorporated herein by reference.

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

         (2) Reports on Form 8-K.

                  (a) On May 26, 2000, Gerber Childrenswear, Inc filed a report on Form 8-K which reported under Item 5 that Gerber Childrenswear, Inc. had hired First Union Securities to assist the Company in exploring strategic alternatives in order to maximize shareholder value.

         (3) Exhibits.

   Exhibit
    Number                                 Description
--------------      ------------------------------------------------------------

     3.1       (1)  Form of Amended and Restated Certificate of Incorporation of
                    the registrant.
     3.2       (1)  Form of Amended and Restated Bylaws of the registrant.
     4.1       (1)  Form of Certificate representing shares of Common Stock,
                    $0.01 par value per share.
     4.2       (1)  Credit Agreement by and among GCIH, Auburn, GCI, the
                    domestic subsidiaries of the same and various lending institutions dated as of April 3, 1998.
     4.3       (1)  First Amendment to Credit Agreement by and among GCIH,
                    Auburn, GCI, the domestic subsidiaries of the same and various lending institutions dated as of April 3, 1998.
     4.4       (1)  Second Amendment to Credit Agreement by and among GCIH,
                    Auburn, GCI, the domestic subsidiaries of the same and various lending institutions dated as of June 4, 1998.
     4.5       (2)  Gerber Childrenswear, Inc. 1998 Long-Term Performance
                    Incentive Plan, dated as of March 3, 1998.
     4.6       (3)  Third Amendment to Credit Agreement by and among GCIH,
                    Auburn, GCI, the domestic subsidiaries of the same and various lending institutions dated as of August 24, 1999.
     10.1      (1)  Stock Purchase Agreement by and between GPC and GCIH dated as of December 14, 1995.
     10.2      (1)  Form of Executive Stock Purchase Agreement between GCIH and certain of its Executives, each dated January 22, 1996.
     10.3      (1)  Form of Manager Securities Purchase Agreement between GCIH and certain of its Managers.
     10.4      (1)  Securities Purchase Agreement by and between GCIH and CVC, dated as of January 22, 1996.
     10.5      (1)  Form of Director Stock Purchase Agreement between GCIH and certain of its directors.
     10.6      (1)  Amended and Restated Registration Rights Agreement by and
                    between GCIH, Citicorp Venture Capital, Ltd., and other stockholders of GCIH, dated as of June 5, 1998.
     10.7      (1)  Stock Purchase Agreement by and among GCIH, James P.
                    Manning, Eileen Manning and Certain Charitable Remainder Trusts dated as of November 12, 1997.
     10.8      (1)  Share Purchase Agreement by and among GCIH, James P. Manning and Eileen Manning dated as of December 16, 1997.
     10.9      (1)  Amended and Restated Senior Subordinated Credit Agreement
                    dated as of December 17, 1997 by and among GCIH, GCI, CMP and others.
    10.10      (1)  Subordination and Intercreditor Agreement by and among
                    Nationsbank, CMP, GCI and others dated as of December 17, 1997.

    10.11      (1)  12% Junior Subordinated Note in the face amount of
                    $11,000,000, issued by GCIH to GPC as of December 29, 1997.
    10.12      (3)  License Agreement by and between Warner Bros. Division of
                    Time Warner Entertainment Company, L.P. and GCI dated as of
                    December 3, 1998.
    10.13      (1)  License Agreement by and between GPC and GCI dated as of
                    January 22, 1996.
    10.14      (1)  License Agreement among The Kendall Company, GPC, and Soft
                    Care Apparel, Inc. (n/k/a GCI), dated as of July 31, 1986, as amended pursuant to that certain Letter Agreement dated
                    January 19, 1996 by and among The Kendall Company, GPC, GCI and GCIH.
    10.15      (1)  Trademark License Agreement between Auburn and Wilson
                    Sporting Goods Co. dated April 29, 1997; as sublicensed to
                    Sport Socks Ireland as of October 1, 1997, effective as of
                    January 1, 1998; as amended as of December 5, 1997.
    10.16      (1)  Lease Agreement by and between GCI and Operadora Zona Franca
                    De la Romana, S.A. for property located at Zona Franca
                    Industrial La Romana (Sewing, Packaging).
    10.17      (1)  Lease Agreement by and between GCI and Operadora Zona Franca
                    De la Romana, S.A. for property located at Altos
                    Buvillaverde.
    10.18      (1)  Lease Agreement by and between GCI and Operadora Zona Franca
                    De la Romana, S.A. for property located at Altos
                    Buvillaverde.
    10.19      (1)  Lease Amendment by and between GCI and the Industrial
                    Development Board of the City of Evergreen, Alabama, dated as of August 28, 1997, and assignment and assumption
                    agreement and resolution of the Industrial Development Board dated as of the same date.
    10.20      (1)  Lease Agreement between GCI and Highland Properties, LLC dated as of November 25, 1996, and amendments thereto, for the lease of the Greenville facility.
    10.21      (1)  Severance Agreement by and between GPC, GCI and David E.
                    Uren, dated as of March 18, 1995.
    10.22      (1)  Form of Amendment No. 1 to the Executive Stock Purchase
                    Agreement.
    10.23      (2)  Lease Agreement by and between GCW Mexico, S.A. de C.V. and
                    Parques Industriales Amistad Alaianzas, S.A. de C.V. for
                    property located in Matamoros, Mexico.
    10.24      (2)  Waiver and termination agreement by and between Citicorp
                    Venture Capital, Ltd. and GCI related to Manager, Investor,
                    Director and Executive Stock Purchase Agreements.
    10.25      (3)  Lease Agreement by and between GCI and 1333 Broadway
                    Associates, dated as of April 1, 1999, for the lease of the
                    New York Sales Office.
    10.26      (3)  License Agreement by and between Suzy's Zoo and GCI,
                    effective as of October 1, 1998.
    10.27      (5)  Employment Agreement by and between Gerber Childrenswear,
                    Inc. and Bobby J. Prochaska, dated as of December 30, 1999.
    10.28      (5)  Executive Deferral Plan for certain key management employees of Gerber Childrenswear, Inc., dated as of December 29,
                    1997.
     21.1      (5)  Subsidiaries of the registrant.
      23       (5)  Consent of Ernst & Young LLP, independent auditors.
     99.1      (4)  Press release announcing the hiring of First Union
                    Securities to explore strategic alternatives, dated as of May 24, 2000.

-----------------

(1) Incorporated by reference from the Registrant's Registration Statement #333-47327 on Form S-1 filed on June 10, 1998 with the Securities and Exchange Commission, and herein incorporated by reference.

(2) Incorporated by reference from the Registrant's Form 10-K filed on March 31, 1999 with the Securities and Exchange Commission, and herein incorporated by reference.

(3) Incorporated by reference from the Registrant's Form 10-K filed on March 30, 2000 with the Securities and Exchange Commission, and herein incorporated by reference.

(4) Incorporated by reference from the Registrant's Form 8-K filed on May 24, 2000 with the Securities and Exchange Commission, and herein incorporated by reference.

(5)  Filed herewith.

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

                                             GERBER CHILDRENSWEAR, INC.
                                                   (Registrant)


DATE:   March 28, 2001                       By: /s/    Richard L. Solar
                                             -----------------------------------
                                             Name:   Richard L. Solar
                                             Title:  Senior Vice President and
                                                     Chief Financial Officer

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

               Signature                                         Title                               Date
               ---------                                         -----                               ----

          /s/ Edward Kittredge                  Director, Chairman, Chief Executive             March 28, 2001
----------------------------------------------- Officer and President
            Edward Kittredge                    (Principal Executive Officer)

          /s/ Richard L. Solar                  Director, Senior Vice President and             March 28, 2001
----------------------------------------------- Chief Financial Officer
            Richard L. Solar                    (Chief Financial Officer)

           /s/ David E. Uren                    Vice President of Finance, Secretary            March 28, 2001
----------------------------------------------- and Treasurer
             David E. Uren                      (Chief Accounting Officer)

           /s/ Richard Cashin                   Director                                        March 28, 2001
-----------------------------------------------
             Richard Cashin


         /s/ Lawrence R. Glenn                  Director                                        March 28, 2001
-----------------------------------------------
           Lawrence R. Glenn


          /s/ James P. Manning                  Director                                        March 28, 2001
-----------------------------------------------
            James P. Manning


           /s/ Joseph Medalie                   Director                                        March 28, 2001
-----------------------------------------------
             Joseph Medalie


           /s/ John D. Weber                    Director                                        March 28, 2001
-----------------------------------------------
             John D. Weber

                           Gerber Childrenswear, Inc.

                   Index to Consolidated Financial Statements



Report of Independent Auditors................................................................................F-2
Consolidated Balance Sheets at December 31, 2000 and 1999.....................................................F-3
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2000,
1999 and 1998.................................................................................................F-5
Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998......................................................................................................F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998....................F-8
Notes to Consolidated Financial Statements...................................................................F-10

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Gerber Childrenswear, Inc.


We have audited the accompanying consolidated balance sheets of Gerber Childrenswear, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (1)(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gerber Childrenswear, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 6, 2001

                           Gerber Childrenswear, Inc.

                           Consolidated Balance Sheets


                                                                                           DECEMBER 31,
                                                                                        2000          1999
                                                                                      --------      --------
                                                                                          (In thousands)
                                      ASSETS
Current assets:
   Cash and cash equivalents ...................................................      $ 31,203      $ 17,503
   Accounts receivable, net of allowances for doubtful accounts of approximately
     $804,000 (2000) and $1,103,000 (1999) .....................................        38,658        37,261
   Inventories .................................................................        56,937        65,286
   Deferred income taxes .......................................................         3,085         3,100
   Other .......................................................................         2,562         1,831
                                                                                      --------      --------
Total current assets ...........................................................       132,445       124,981

Property, plant and equipment, net .............................................        32,762        26,876
Deferred income taxes ..........................................................         7,592         6,043
Excess of cost over fair value of net assets acquired, net .....................        16,985        18,395
Debt issuance costs, net .......................................................           445           662
Other ..........................................................................         1,421         1,467

                                                                                      --------      --------
                                                                                      $191,650      $178,424
                                                                                      ========      ========

See accompanying notes.

                           Gerber Childrenswear, Inc.

                                                                                            DECEMBER 31,
                                                                                        2000             1999
                                                                                      ---------       ---------
                                                                                            (In thousands)
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................      $  10,825       $   9,239
   Accrued expenses ............................................................         15,160          15,155
   Income taxes payable ........................................................          4,862           3,054
   Current portion of obligations under capital leases .........................            214               8
   Current portion of long-term debt ...........................................          7,553           6,678
                                                                                      ---------       ---------
Total current liabilities ......................................................         38,614          34,134

Accrued pension and post-retirement benefit cost ...............................          7,632           6,928
Other accrued liabilities ......................................................         12,477          12,593
Long-term obligations under capital leases, less current portion ...............            770              --
Long-term debt, less current portion ...........................................          4,851          12,843

Shareholders' equity:
   Common stock, par value $.01, 20,774,000 shares authorized; 8,248,537 shares
     outstanding (2000), 8,291,075 shares outstanding (1999) ...................             84              84
   Common stock, Class B, par value $.01 per share, 11,842,000 shares authorized
     and 8,692,315 shares outstanding ..........................................             87              87
   Treasury stock ..............................................................           (312)           (150)
   Detachable stock warrants ...................................................            189             189
   Additional paid-in capital ..................................................         69,651          69,676
   Other comprehensive income ..................................................         (3,009)         (1,923)
   Retained earnings ...........................................................         60,708          44,177
                                                                                      ---------       ---------
                                                                                        127,398         112,140
   Less unearned compensation under restricted stock plan ......................             92             214
                                                                                      ---------       ---------
Total shareholders' equity .....................................................        127,306         111,926
                                                                                      ---------       ---------
                                                                                      $ 191,650       $ 178,424
                                                                                      =========       =========

See accompanying notes.

                           Gerber Childrenswear, Inc.

           Consolidated Statements of Income and Comprehensive Income


                                                               YEAR ENDED DECEMBER 31,
                                                          2000            1999           1998
                                                       ---------       ---------       ---------
                                                       (In thousands, except for per share data)
Net sales .......................................      $ 258,188       $ 277,702       $ 278,496
Cost of sales ...................................        194,958         210,713         209,458
                                                       ---------       ---------       ---------
Gross margin ....................................         63,230          66,989          69,038

Expenses:
   Selling, general and administrative expenses .         38,098          42,416          38,559
   Other, net ...................................           (226)         (1,824)             --
                                                       ---------       ---------       ---------
                                                          37,872          40,592          38,559
                                                       ---------       ---------       ---------
Income before interest and income taxes .........         25,358          26,397          30,479
Interest expense, net of interest income ........            112           2,678           5,808
                                                       ---------       ---------       ---------
Income before income taxes ......................         25,246          23,719          24,671
Provision for income taxes ......................          8,715           8,053           8,646
                                                       ---------       ---------       ---------
Income before extraordinary item ................         16,531          15,666          16,025
Extraordinary item, net of income tax benefit of
   approximately $163,000 .......................             --              --            (266)
                                                       ---------       ---------       ---------
Net income ......................................         16,531          15,666          15,759
Foreign currency translation ....................         (1,086)         (2,668)            745
                                                       ---------       ---------       ---------
Comprehensive income ............................      $  15,445       $  12,998       $  16,504
                                                       =========       =========       =========

Net income ......................................      $  16,531       $  15,666       $  15,759
Less preferred stock dividends ..................             --              --            (774)
                                                       ---------       ---------       ---------
Net income available to common shareholders .....      $  16,531       $  15,666       $  14,985
                                                       =========       =========       =========

Per share amounts:
   Earnings per common share:
     Income before extraordinary item ...........      $     .98       $     .94       $    1.08
     Extraordinary item .........................             --              --            (.02)
                                                       ---------       ---------       ---------
   Net income ...................................      $     .98       $     .94       $    1.06
                                                       =========       =========       =========
   Earnings per common share - assuming dilution:
     Income before extraordinary item ...........      $     .83       $     .79       $     .87
     Extraordinary item .........................             --              --            (.02)
                                                       ---------       ---------       ---------
   Net income ...................................      $     .83       $     .79       $     .85
                                                       =========       =========       =========

See accompanying notes.

                           Gerber Childrenswear, Inc.

            Consolidated Statement of Changes in Shareholders' Equity

                  Years ended December 31, 2000, 1999 and 1998

                        (In thousands, except share data)


                                                         CLASS A   CLASS A      CLASS B    CLASS B   CLASS C   CLASS C   CLASS D
                                     COMMON    COMMON     COMMON    COMMON       COMMON    COMMON     COMMON    COMMON    COMMON
                                     SHARES     STOCK     SHARES     STOCK       SHARES     STOCK     SHARES     STOCK    SHARES
                                   ---------------------------------------------------------------------------------------------
Balance at December 31, 1997 ..           --    $--      587,328.3   $ 7         166,915.3   $  2      2,500     $ --       --
   Repurchase of shares for ...           --     --           --      --              --       --         --       --       --
     treasury
   Recapitalization and .......    4,177,220     42     (587,328.3)   (7)      8,580,463.7     86     (2,500)      --       --
     reorganization
   Initial public offering ....    4,140,000     41           --      --              --       --         --       --       --
   Conversion of stock ........       55,064      1           --      --         (55,064.0)    (1)        --       --       --
   Pursuant to restricted stock
     plan:
     Amortization .............           --     --           --      --              --       --         --       --       --
     Forfeitures ..............           --     --           --      --              --       --         --       --       --
   Foreign currency translation           --     --           --      --              --       --         --       --       --
   adjustment
   Net income .................           --     --           --      --              --       --         --       --       --
   Dividend on redeemable .....           --     --           --      --              --       --         --       --       --
     preferred stock
                                   ---------------------------------------------------------------------------------------------
Balance at December 31, 1998 ..    8,372,284     84           --      --       8,692,315       87         --       --       --
   Repurchase of shares for ...           --     --           --      --              --       --         --       --       --
     treasury
   Pursuant to restricted stock
     plan:
     Amortization .............           --     --           --      --              --       --         --       --       --
     Forfeitures ..............           --     --           --      --              --       --         --       --       --
   Foreign currency translation           --     --           --      --              --       --         --       --       --
   adjustment
   Net income .................           --     --           --      --              --       --         --       --       --
                                   ---------------------------------------------------------------------------------------------
Balance at December 31, 1999 ..    8,372,284    $84           --     $--       8,692,315     $ 87         --     $ --       --
   Repurchase of shares for ...           --     --           --      --              --       --         --       --       --
     treasury
   Pursuant to restricted stock
     plan:
     Amortization .............           --     --           --      --              --       --         --       --       --
     Forfeitures ..............           --     --           --      --              --       --         --       --       --
   Foreign currency translation           --     --           --      --              --       --         --       --       --
   adjustment
   Net income .................           --     --           --      --              --       --         --       --       --
                                   ---------------------------------------------------------------------------------------------
Balance at December 31, 2000 ..    8,372,284    $84           --     $--       8,692,315     $ 87         --     $ --       --
                                   =============================================================================================

See accompanying notes.

                           Gerber Childrenswear, Inc.

                  Years ended December 31, 2000, 1999 and 1998

                        (In thousands, except share data)

                                   CLASS D                      DETACHABLE ADDITIONAL    OTHER
                                   COMMON  TREASURY    TREASURY    STOCK    PAID-IN  COMPREHENSIVE RETAINED  UNEARNED
                                   STOCK    SHARES      STOCK    WARRANTS   CAPITAL      INCOME    EARNINGS COMPENSATION    TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997 ..    $ --      52,006.4   $ (75)     189    $  6,537          --     $ 13,526     $(767)    $  19,419
   Repurchase of shares for ...      --      20,835.0     (42)      --          --          --           --        --           (42)
     treasury
   Recapitalization and .......      --     (53,506.4)     84       --      14,805          --           --        --        15,010
     reorganization
   Initial public offering ....      --          --        --       --      48,617          --           --        --        48,658
   Conversion of stock ........      --          --        --       --          --          --           --        --            --
   Pursuant to restricted stock
     plan:
     Amortization .............      --          --        --       --          --          --           --       151           151
     Forfeitures ..............      --          --        --       --        (183)         --           --       183            --
   Foreign currency translation      --          --        --       --          --         745           --        --           745
   adjustment
   Net income .................      --          --        --       --          --          --       15,759        --        15,759
   Dividend on redeemable .....      --          --        --       --          --          --         (774)       --          (774)
     preferred stock
                                    -----------------------------------------------------------------------------------------------
Balance at December 31, 1998 ..      --      19,335       (33)     189      69,776         745       28,511      (433)       98,926
   Repurchase of shares for ...      --      61,874      (117)      --          --          --           --        --          (117)
     treasury
   Pursuant to restricted stock
     plan:
     Amortization .............      --          --        --       --          --          --           --       119           119
     Forfeitures ..............      --          --        --       --        (100)         --           --       100            --
   Foreign currency translation      --          --        --       --          --      (2,668)          --        --        (2,668)
   adjustment
   Net income .................      --          --        --       --          --          --       15,666        --        15,666
                                    -----------------------------------------------------------------------------------------------
Balance at December 31, 1999 ..    $ --      81,209     $(150)    $189    $ 69,676     $(1,923)    $ 44,177     $(214)    $ 111,926
   Repurchase of shares for ...      --      42,538      (162)      --          --          --           --        --          (162)
     treasury
   Pursuant to restricted stock
     plan:
     Amortization .............      --          --        --       --          --          --           --        97            97
     Forfeitures ..............      --          --        --       --         (25)         --           --        25            --
   Foreign currency translation      --          --        --       --          --      (1,086)          --        --        (1,086)
   adjustment
   Net income .................      --          --        --       --          --          --       16,531        --        16,531
                                    -----------------------------------------------------------------------------------------------
Balance at December 31, 2000 ..    $ --     123,747     $(312)    $189    $ 69,651     $(3,009)    $ 60,708     $ (92)    $ 127,306
                                    ===============================================================================================

See accompanying notes.

                           Gerber Childrenswear, Inc.

                      Consolidated Statements of Cash Flows


                                                                        YEAR ENDED DECEMBER 31,
                                                                   2000           1999           1998
                                                              -----------------------------------------
                                                                                 (In thousands)
OPERATING ACTIVITIES
Net income ................................................      $ 16,531       $ 15,666       $ 15,759
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation .........................................         4,923          4,900          4,527
     Amortization of excess of cost over fair value of net
       assets acquired and acquisition costs ..............         1,051          1,103          1,130
     Amortization of debt issuance costs and discount .....           217            218            283
     Amortization of deferred income ......................           (84)          (313)          (340)
     Provision for allowance for doubtful accounts ........           157            (13)           700
     Provision for deferred income taxes ..................        (1,534)           341         (6,798)
     Amortization pursuant to restricted stock plan .......            97            119            151
     Gain on disposal of property, plant and equipment ....          (233)          (105)           (28)
     Loss on impairment of assets .........................           788             --             --
     Extraordinary item, net ..............................            --             --            266
     Other ................................................           (45)             2              2
     Changes in operating assets and liabilities:
       Accounts receivable ................................        (1,762)        (1,129)        (2,908)
       Inventories ........................................         8,258         21,438        (15,876)
       Other assets .......................................          (721)           771           (776)
       Accounts payable ...................................         1,614         (2,498)        (1,813)
       Accrued expenses ...................................            80          2,990        (12,542)
       Income taxes payable ...............................         1,824         (2,555)        10,344
       Accrued pension and post-retirement benefit cost ...           704            836          1,034
       Other accrued liabilities ..........................             1          1,938          2,980
                                                              -----------------------------------------
Net cash provided by (used in) operating activities .......        31,866         43,709         (3,905)
                                                              -----------------------------------------

INVESTING ACTIVITIES
Purchases of property, plant and equipment ................       (11,323)        (7,364)        (5,029)
Proceeds from sale of property, plant and equipment .......           683            216             84
                                                              -----------------------------------------
Net cash used in investing activities .....................      $(10,640)      $ (7,148)      $ (4,945)
                                                              -----------------------------------------

                           Gerber Childrenswear, Inc.

                                                                             YEAR ENDED DECEMBER 31,
                                                                       2000           1999           1998
                                                                 ----------------------------------------------
                                                                                 (In thousands)
FINANCING ACTIVITIES
Borrowings under revolving credit agreement ...................      $     --       $ 60,800       $ 88,240
Repayments under revolving credit agreement ...................            --        (76,100)       (73,190)
Principal payments on long-term borrowings ....................        (7,107)        (4,821)       (53,156)
Principal payments on capital leases ..........................            (8)           (92)          (132)
Proceeds from initial public offering, net of expenses ........            --             --         48,658
Repurchase of common stock ....................................          (162)          (117)           (42)
Repurchase of preferred stock .................................            --             --           (374)
                                                                 ----------------------------------------------
Net cash (used in) provided by financing activities ...........        (7,277)       (20,330)        10,004
                                                                 ----------------------------------------------

Effect of foreign exchange rate changes on cash ...............          (249)          (508)            90
                                                                 ----------------------------------------------

Net increase in cash and cash equivalents .....................        13,700         15,723          1,244
Cash and cash equivalents at beginning of period ..............        17,503          1,780            536
                                                                 ----------------------------------------------
Cash and cash equivalents at end of period ....................      $ 31,203       $ 17,503       $  1,780
                                                                 ==============================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Noncash items:
   Conversion of redeemable preferred stock into capital
     Stock ....................................................            --             --       $ 15,010
   Obligations under capital leases ...........................      $    984

See accompanying notes.

                           Gerber Childrenswear, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2000


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

On December 17, 1997, the Company acquired Auburn Hosiery Mills, Inc. ("Auburn") and Sport Socks Company (Ireland) Limited ("Sport Socks") for $28 million and $12 million in cash, respectively. Both companies are engaged in the production and sale of various styles of socks to retail chain stores. The acquisitions were financed through a term loan of $40 million. The acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase price has been allocated to assets and liabilities of the acquired companies based on there estimated fair values as of the effective date of acquisition. The purchase price exceeded the fair value of net assets acquired by approximately $20 million, which is being amortized on a straight-line basis over twenty years. The results of operations of Auburn and Sport Socks are included in the accompanying consolidated financial statements from the date of acquisition.

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

REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 further defines the basic principles of revenue recognition and was adopted by the Company on October 1, 2000. The Company recognizes substantially all of its revenue when products are shipped to customers. The adoption of SAB No. 101 did not have a material effect on the 2000 financial statements.

                           Gerber Childrenswear, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING AND HANDLING COSTS

During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Effective with the adoption of SAB 101 on October 1, 2000, EITF 00-10 requires shipping and handling costs charged to customers to be included in revenue. Previously, the Company primarily netted shipping and handling costs charged to customers in the "Selling, general and administrative expenses" section of the Company's consolidated statements of income and comprehensive income. The amount of shipping and handling costs that was charged to customers but was excluded from sales would not have resulted in sales amounts materially different from amounts reported. EITF 00-10 further requires that all shipping and handling charges incurred by the seller should be included in cost of sales, and if not, the amount and classification of such costs should be disclosed. The amount of shipping and handling costs incurred by the Company that was included in selling, general and administrative expenses for 2000, 1999 and 1998 was approximately $8,170,000, $8,175,000 and $8,395,000, respectively.

ROYALTY EXPENSE RECOGNITION

The Company has certain royalty agreements and recognizes royalty expenses in cost of sales for products sold under such agreements over the life and terms of the specific royalty agreements on an accrual basis.

One such ten-year royalty agreement with Gerber Products Company contains a "royalty-free" period for the first six years and escalating royalty rates for the last four years of the agreement. The Company has estimated the total royalties to be paid over the life of the agreement based on estimated sales during the last four years and is recording current charges to cost of sales for these royalties on a straight-line basis over the ten-year term of the agreement.

CONCENTRATION OF CREDIT RISK

The Company manufactures infant and toddler apparel and related products, plus sport socks that are primarily sold to retail entities throughout the United States. The Company's primary customers are mass merchants and discount stores. Sales to three customers represented approximately 56%, 57% and 57% for 2000, 1999 and 1998, respectively. Sales to one customer were 36%, 40% and 42% for 2000, 1999 and 1998, respectively. The Company performs periodic credit evaluations of their customers and does not require collateral for credit sales.


CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents principally consist of cash, interest bearing bank accounts, repurchase agreements and commercial paper.

                           Gerber Childrenswear, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

DEBT ISSUANCE COSTS

Debt issuance costs are being amortized over the lives of the related debt. Accumulated amortization amounted to approximately $661,000 and $444,000 at December 31, 2000 and 1999, respectively. Amortization expense is included in interest expense in the accompanying consolidated statements of income and comprehensive income.

ADVERTISING

Advertising costs of approximately $2,918,000, $5,042,000 and $5,241,000 for 2000, 1999 and 1998, respectively, were expensed as incurred.

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

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED

The excess of investments in consolidated subsidiaries over the net asset value at acquisition ("goodwill") is being amortized on a straight-line basis over periods not exceeding twenty years. On an annual basis the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired businesses. Accumulated amortization amounted to approximately $3,246,000 and $2,268,000 at December 31, 2000 and 1999,
respectively.

                           Gerber Childrenswear, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The financial statements of the European subsidiaries were prepared in their respective local currencies and translated into United States ("U.S.") dollars based on the current exchange rate at the end of the period for the consolidated balance sheet and a weighted average rate for the period on the consolidated statements of income and comprehensive income.

FORWARD EXCHANGE CONTRACTS

The Company enters into forward foreign currency exchange contracts in the regular course of business to manage its exposure against foreign currency fluctuations on sales, raw materials and certain fixed asset purchase transactions denominated in foreign currencies. The Company does not utilize financial instruments for trading or other speculative purposes. The terms of these contracts are generally less than one year. Unrealized gains or losses resulting from changes in currency exchange rates on uncommitted contracts are recognized currently.

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with the provisions of Statement of Accounting Standards No. 106 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates the recoverability of long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Based on these evaluations, the Company's apparel segment recorded a charge of approximately $788,000 in 2000 to reduce the carrying value of idle facilities and machinery to reflect the fair value of the assets, less the cost to sell. This loss has been reflected in "Selling, general and administrative expenses" in the Company's consolidated statement of income and comprehensive income for 2000.

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

                           Gerber Childrenswear, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted the standard effective January 1, 2001, and the adoption did not have a material impact on the consolidated financial statements.

RECLASSIFICATIONS

Certain amounts in 1999 and 1998 have been reclassified to conform to current presentations.


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

                           Gerber Childrenswear, Inc.

2. RECAPITALIZATION, MERGER AND INITIAL PUBLIC OFFERING (CONTINUED)

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


3. INVENTORIES

Inventories consist of the following (in thousands):

                               DECEMBER 31,
                           2000             1999
                  ----------------------------------

Raw materials ....       $ 9,514          $10,058
Work in process...         9,956           12,583
Finished goods....        37,467           42,645
                  ----------------------------------
                         $56,937          $65,286
                  ==================================

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

                           Gerber Childrenswear, Inc.

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                                                                  DECEMBER 31,
                                                                              2000            1999
                                                                            -------          -------
Property, plant and equipment owned:
     Land and land improvements ..................................          $   832          $   759
     Buildings and leasehold improvements ........................            9,762           10,697
     Machinery and equipment .....................................           18,916           18,285
     Furniture and other equipment ...............................            4,031            3,579
     Vehicles ....................................................              381              338
     Construction in progress ....................................           13,102            3,871
                                                                            -------          -------
                                                                             47,024           37,529
     Less accumulated depreciation ...............................           16,313           11,811
                                                                            -------          -------
Property, plant and equipment owned, net .........................           30,711           25,718
                                                                            -------          -------
Property, plant and equipment under capital lease:
     Land, buildings and improvements, machinery and equipment and
     furniture and other equipment held under capital leases .....            2,605            1,620
     Less accumulated amortization ...............................              554              462
                                                                            -------          -------
Property, plant and equipment under capital lease, net ...........            2,051            1,158
                                                                            -------          -------
                                                                            $32,762          $26,876
                                                                            =======          =======

Interest was capitalized in connection with the design and implementation of the Company's new enterprise resource system. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest was approximately $361,000 and $114,000 for 2000 and 1999. No interest was capitalized in 1998.

Included in the above amounts, is approximately $624,000 (net of accumulated depreciation of approximately $358,000) related to an idle facility and a certain pieces of machinery that the Apparel segment desires to dispose of in 2001.

                           Gerber Childrenswear, Inc.

5. INCOME TAXES

Income before provision for income taxes consisted of (in thousands):

                        2000              1999             1998
                       -------          -------          -------

United States          $22,437          $20,213          $21,281
International            2,809            3,506            3,390
                       -------          -------          -------
                       $25,246          $23,719          $24,671
                       =======          =======          =======

Current and deferred income tax expense are as follows (in thousands):

                                      2000               1999               1998
                                    --------           --------           --------
Current:
   Federal ...............          $  9,528           $  7,232           $ 13,847
   State .................               445                 95              1,259
   International .........               276                385                344
                                    --------           --------           --------
Total current ............            10,249              7,712             15,450

Deferred:
   Inventory mark-downs ..             1,041             (1,267)            (3,932)
   Postretirement benefits              (124)              (100)              (228)
   Accrued royalty .......              (485)              (515)            (1,059)
   Inventory methods .....              (878)             2,599                 11
   Other .................            (1,088)              (376)            (1,596)
                                    --------           --------           --------
Total deferred ...........            (1,534)               341             (6,804)
                                    --------           --------           --------
Income tax expense .......          $  8,715           $  8,053           $  8,646
                                    ========           ========           ========

Income tax expense is different from the amount that would result from applying the U.S. Federal statutory tax rate to income before income taxes as follows (in thousands):

                                                           2000            1999            1998
                                                         -------         -------         -------
Tax at U.S. Federal statutory rate ..............        $ 8,836         $ 8,302         $ 8,635
State income tax, net of U.S. Federal tax benefit            604             617             641
International rate difference ...................           (659)           (956)           (947)
Other ...........................................            (66)             90             317
                                                         -------         -------         -------
Income tax expense ..............................        $ 8,715         $ 8,053         $ 8,646
                                                         =======         =======         =======

                           Gerber Childrenswear, Inc.

5. INCOME TAXES (CONTINUED)

The components of the Company's net deferred tax assets are as follows (in thousands):

                                           DECEMBER 31,
                                        2000           1999
                                      -------        -------

Deferred tax assets:
   Inventory mark-downs ......        $ 4,612        $ 5,845
   Postretirement benefits ...          2,112          2,056
   Accrued royalty ...........          3,964          3,599
   Other .....................          3,902          4,080
                                      -------        -------
Total deferred tax assets ....         14,590         15,580

Deferred tax liabilities:
   Depreciation ..............            205          1,325
   Inventory methods .........          3,507          4,537
   Other .....................            201            575
                                      -------        -------
Total deferred tax liabilities          3,913          6,437
                                      -------        -------
Net deferred tax assets ......        $10,677        $ 9,143
                                      =======        =======

Income taxes paid were approximately $8,389,000, $10,511,000 and $7,481,000 in 2000, 1999 and 1998, respectively.


6. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                              DECEMBER 31,
                                          2000            1999
                                         -------        -------

Interest ........................        $   142        $   618
Salaries, wages and payroll taxes          2,373          2,805
Incentives ......................          1,997            834
Advertising .....................          3,770          4,283
Self-insurance reserves .........            745            598
Royalties .......................          1,175          1,399
Other ...........................          4,958          4,618
                                         -------        -------
                                         $15,160        $15,155
                                         =======        =======

                           Gerber Childrenswear, Inc.

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

                      DECEMBER 31,
                   2000           1999
                 -------        -------

Royalties        $10,934        $ 9,596
Other ...          1,543          2,997
                 -------        -------
                 $12,477        $12,593
                 =======        =======


8. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                                                          DECEMBER 31,
                                                                                        2000           1999
                                                                                      -------        -------
Term loan with a bank, principal due on a quarterly payment schedule through
   September 30, 2002 ........................................................        $10,754        $17,366
Industrial Revenue Bond, payable in annual principal installments of $200,000 through March 1, 2004, plus interest at a floating rate not to exceed 14%
   (2.55% - 6.19% in 2000 and 2.55% - 4.35% in 1999) .........................            800          1,000
Industrial Revenue Bond, payable in annual principal installments of $200,000 through October 1, 2004, plus interest at a floating rate not to exceed 14%
   (2.55% - 6.19% in 2000 and 2.55% - 4.35% in 1999) .........................            800          1,000
Other ........................................................................             50            155
                                                                                      -------        -------
                                                                                       12,404         19,521
Less current portion .........................................................          7,553          6,678
                                                                                      -------        -------
                                                                                      $ 4,851        $12,843
                                                                                      =======        =======

Substantially all of the Company's property, plant and equipment, accounts receivable, and inventory have been pledged as collateral for the above long-term debt. The loan agreements require the Company to maintain certain financial ratios and restricts the payment of dividends.

                           Gerber Childrenswear, Inc.

8. LONG-TERM DEBT (CONTINUED)

Interest rates on borrowings under the term loan and related revolving credit facility are set from time to time, at the Company's option, as (a) Base rate loans which bear interest at a rate equal to the greater of 1) the Federal Funds Rate plus 1/2 of 1%, or 2) the prime rate; plus an applicable percentage based on the current Leverage Ratio, or (b) Eurodollar loan which accrues interest at the LIBOR rate plus an applicable percentage based on the current Leverage Ratio. The term loan interest rate at December 31, 2000 and 1999 was 7.14% and 6.69%, respectively. The Company had no outstanding borrowings under its revolving credit facility at December 31, 2000 and December 31, 1999. The revolving credit agreement permits the Company to borrow up to a maximum of $60,000,000 subject to specified levels of eligible inventory, eligible inventory on order under letters of credit, and accounts receivable with the total amount reduced by outstanding letters of credit. At December 31, 2000 and 1999, the Company had available borrowings up to approximately $48,100,000 and $51,300,000, respectively. The Company had outstanding letters of credit for purchases from foreign vendors, to guarantee certain casualty insurance activities and as guarantees for payment of the Company's industrial revenue bonds of approximately $6,109,000 and $4,196,000 at December 31, 2000 and 1999, respectively.

The revolving credit facility and term loan agreement, as amended, requires mandatory principal prepayments based on excess annual cash flow as defined, which commenced with calendar year 2000. The excess cash flow payment for 2000 is approximately $2,100,000 and is due 100 days after December 31, 2000.

The Company has available a foreign credit facility which had no outstanding balance at December 31, 2000 and 1999. This credit facility permits the Company to borrow up to a maximum of approximately $1,550,000 on a long-term basis and approximately $360,000 as a bank overdraft.

Total interest paid was approximately $1,772,000, $2,034,000 and $8,449,000 in 2000, 1999 and 1998, respectively.

Total interest income was approximately $1,239,000, $132,000 and $37,000 in 2000, 1999 and 1998, respectively.

The aggregate annual maturities of long-term debt at December 31, 2000 are as follows (in thousands):

          2001        $ 7,553
          2002          4,051
          2003            400
          2004            400
                      -------
                      $12,404
                      =======

                           Gerber Childrenswear, Inc.

9. LEASES

The Company leases buildings, machinery and equipment under operating leases with various renewal terms and expiring in various years through 2012. Three of these leases contain renewal options totaling 20 years.

Future minimum lease payments as of December 31, 2000 under leases classified as capital leases and operating leases, are as follows (in thousands):

                                                                OPERATING
YEAR ENDING IN                                  CAPITAL LEASES   LEASES
--------------------                            --------------  ---------

2001                                               $  285        $1,765
2002                                                  285         1,576
2003                                                  274         1,550
2004                                                  207         1,030
2005                                                  112           864
Thereafter ................................            --         1,043
                                                   ------        ------
Total minimum lease payments ..............         1,163        $7,828
                                                                 ======
Less amounts representing interest ........           179
                                                   ------
Present value of net minimum lease payments           984
Less current portion ......................           214
                                                   ------
                                                   $  770
                                                   ======

Rent expense totaled approximately $2,781,000, $2,888,000 and $2,220,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

During 2000 and 1999, the Company downsized its domestic Apparel operations resulting in a significant reduction in the number of employees covered under the Company's Pension and Postretirement Plans. These reductions of employees resulted in a curtailment of benefits gain in the Postretirement Plan of approximately $226,000 and $487,000 that is included in "Other, net" in the Company's 2000 and 1999 consolidated statements of income and comprehensive income, respectively.

Change in benefit obligations and change in plan net assets, as estimated by consulting actuaries, as of December 31, 2000 and 1999 are as follows (in thousands):

                                                          PENSION BENEFITS               POSTRETIREMENT BENEFITS
                                                      -------------------------         -------------------------
                                                        2000             1999             2000             1999
                                                      --------         --------         --------         --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year ......        $ 26,327         $ 26,793         $  3,650         $  3,808
   Service cost ..............................             903            1,066              443              474
   Interest cost .............................           1,864            1,804              270              320
   Actuarial (gains) losses ..................             338           (1,567)          (1,305)            (433)
   Curtailments ..............................              51              123             (226)            (487)
   Benefits paid .............................          (1,821)          (1,892)             (59)             (32)
                                                      --------         --------         --------         --------
Benefit obligation at end of year ............          27,662           26,327            2,773            3,650
                                                      --------         --------         --------         --------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year          28,787           28,380               --               --
   Actual return on plan assets ..............           1,005            2,299               --               --
   Company contributions .....................              --               --               59               32
   Benefits paid .............................          (1,821)          (1,892)             (59)             (32)
                                                      --------         --------         --------         --------
Fair value of plan assets at end of year .....        $ 27,971         $ 28,787         $     --         $     --
                                                      --------         --------         --------         --------

                           Gerber Childrenswear, Inc.

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

                                                 PENSION BENEFITS                 POSTRETIREMENT BENEFITS
                                           ----------------------------          ------------------------
                                              2000               1999             2000              1999
                                           ---------          ---------          -------          -------
RECONCILIATION OF PREPAID/(ACCRUED)
Funded status of plan (underfunded)        $     309          $   2,460          $(2,773)         $(3,650)
Unrecognized net actuarial gain ...           (2,115)            (3,905)          (3,053)          (1,833)
                                           ---------          ---------          -------          -------
Accrued benefit cost ..............        $  (1,806)         $  (1,445)         $(5,826)         $(5,483)
                                           =========          =========          =======          =======

WEIGHTED AVERAGE ASSUMPTIONS
Discount rate obligations .........             7.25%              7.50%            7.25%            7.50%
Discount rate for expense .........             7.50%              7.00%            7.50%            7.00%
Expected return on plan assets ....             9.00%              9.00%              --               --
Rate of compensation increase .....             4.00%              4.00%              --               --

Net pension and postretirement cost included the following components at December 31, 2000, 1999 and 1998 (in thousands):

PENSION BENEFITS                                          2000            1999            1998
                                                -------------------------------------------------
Service cost - benefits earned during the period        $   903         $ 1,066         $   883
Interest cost on projected benefit obligation ..          1,864           1,804           1,746
Expected return on plan assets .................         (2,386)         (2,299)         (2,196)
Amortization of unrecognized net gain ..........            (20)             --              --
                                                -------------------------------------------------
Net periodic pension cost ......................        $   361         $   571         $   433
                                                =================================================

POSTRETIREMENT BENEFITS                                   2000            1999            1998
                                                -------------------------------------------------

Service cost - benefits earned during the period        $   443         $   474         $   483
Interest cost on projected benefit obligation ..            270             320             215
Amortization of unrecognized net gain ..........            (85)             (9)            (62)
                                                -------------------------------------------------
Net periodic postretirement cost ...............            628             785             636
One-time curtailment (gain) ....................           (226)           (487)             --
                                                -------------------------------------------------
Total expense ..................................        $   402         $   298         $   636
                                                =================================================

The weighted-average annual assumed rate of increase in the per capita cost of covered medical benefits for 2000 is 7.0 percent to 8.0 percent and is assumed to decrease gradually to 5.5 percent by 2003 and remain at that level thereafter.

                           Gerber Childrenswear, Inc.

10. EMPLOYEE BENEFIT PLANS (CONTINUED)

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2000 by approximately $387,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2000 by approximately $112,000. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2000 by approximately $339,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2000 by approximately $97,000.

Gerber Childrenswear, Inc. also has a 401(k) plan for its employees whereby the Company will match 50% of the employee's contributions up to a maximum company match of 3% of the employee's compensation. Total expense under the plan was approximately $297,000, $480,000 and $489,000 for 2000, 1999 and 1998,
respectively.

Sport Socks has a defined contribution pension plan. The assets of the plan are held in an independently administered fund. Total expense under the plan was approximately $131,000, $156,000 and 140,000 in 2000, 1999 and 1998,
respectively.

Auburn has a defined contribution plan covering all employees who have two years of service with at least 1,000 hours each year. The contribution was determined by its Board of Directors annually. Effective June 1, 1998, the plan was amended and restated whereby the Company will match 50% of the employee's contributions up to a maximum company match of 3% of the employee's compensation. Total expense under the plan was approximately $189,000, $111,000 and $129,000 for 2000, 1999 and 1998, respectively.


11. EXTRAORDINARY ITEM

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

                           Gerber Childrenswear, Inc.

12. SHAREHOLDERS' EQUITY

During 1997, the Company sold shares of its Class B common stock to certain employees for $1 per share. Some of these shares were immediately vested while others vest over a five-year period. At the time of issuance of the unvested shares, the difference between the amount paid by the employees and the fair market value was credited to additional paid-in capital with a corresponding charge to unearned compensation. The unearned compensation is amortized to earnings over five years on a straight-line basis. Amortization expense for 2000, 1999 and 1998 was approximately $97,000, $119,000 and $151,000, respectively. Previously amortized amounts for shares forfeited are credited to compensation expense in the year of forfeiture.

Certain shareholders have demand registration rights with respect to shares of common stock owned by them.

In connection with obtaining the $22,500,000 note payable for the acquisition of Gerber Childrenswear, Inc., the Company issued a warrant to the lender to purchase 2,958,503 shares (191,250 shares prior to Merger) of Class B Common Stock (non-voting Class D common stock prior to Merger) at a nominal price. The warrant, in whole or in part, may be exercised at anytime through January 22, 2006. The recorded value of the warrant at the date of issuance was approximately $189,000 (based on the relative fair values of the warrant and the note) and reduced the face amount of the note payable (See Note 20).


13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

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

                           Gerber Childrenswear, Inc.

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Forward exchange contracts: The fair value of the Company's forward foreign currency exchange contracts is estimated by reference to quoted prices. The contract value and estimated fair value of uncommitted contracts at December 31, 2000 was approximately $680,000 and $660,000, respectively. The contract value and estimated fair value of uncommitted contracts at December 31, 1999 was approximately $857,000 and $920,000, respectively.


14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     2000               1999                1998
                                                              ------------------------------------------------------

Numerator:
   Income before extraordinary item ....................        $ 16,531,000        $ 15,666,000        $ 16,025,000
   Preferred stock dividends ...........................                  --                  --            (774,000)
                                                              ------------------------------------------------------
   Income available to common shareholders .............          16,531,000          15,666,000          15,251,000
   Extraordinary item, net .............................                  --                  --            (266,000)
                                                              ------------------------------------------------------
Numerator for basic and diluted earnings per share - net
   income available to common shareholders .............        $ 16,531,000        $ 15,666,000        $ 14,985,000
                                                              ======================================================

Denominator:
   Denominator for basic earnings per share -
     weighted-average shares ...........................          16,813,000          16,642,000          14,121,000
   Effect of dilutive securities:
     Warrants ..........................................           2,958,000           2,958,000           2,958,000
     Nonvested stock and options .......................             125,000             317,000             546,000
                                                              ------------------------------------------------------
Denominator for diluted earnings per share - adjusted
   weighted-average shares .............................          19,896,000          19,917,000          17,625,000
                                                              ======================================================

Basic earnings per share ...............................        $        .98        $        .94        $       1.06
                                                              ======================================================

Diluted earnings per share .............................        $        .83        $        .79        $        .85
                                                              ======================================================

                           Gerber Childrenswear, Inc.

15. CASUALTY EVENT

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


16. LONG-TERM PERFORMANCE INCENTIVE PLAN AND EXECUTIVE DEFERRAL PLAN

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

During 2000, 1999 and 1998, stock options were granted to certain employees of the Company at prices equal to the market value of the common shares at the date of grant and generally vest and become exercisable ratably over a five year period, commencing one year after the grant date and expire ten years after the date of grant. The weighted average remaining contractual life of outstanding stock options at December 31, 2000 was approximately 8.4 years.

The following tables summarize the transactions of the Incentive Plan during 2000, 1999 and 1998:

                                                   Weighted Average  Exercise Price
2000                                     Shares     Exercise Price        Range
                                         ------     --------------   --------------
Outstanding at beginning of year         82,600         $7.53        $4.00 - $13.00
     Granted ...................         25,000          4.44             4.44
     Exercised .................             --            --              --
     Forfeited .................        (40,800)         6.90         4.00 - 13.00
     Expired ...................             --            --              --
                                        -------         -----        --------------
Outstanding at end of year .....         66,800         $6.77        $4.44 - $13.00
                                        =======         =====        ==============

Options exercisable at year-end          11,160         $9.38        $4.63 - $13.00
                                        =======         =====        ==============

                           Gerber Childrenswear, Inc.

16. LONG-TERM PERFORMANCE INCENTIVE PLAN AND EXECUTIVE DEFERRAL PLAN (CONTINUED)

                                                  Weighted Average   Exercise Price
1999                                    Shares     Exercise Price        Range
                                        ------     --------------   ---------------
Outstanding at beginning of year        34,000        $10.98        $ 8.38 - $13.00
     Granted ...................        48,600          5.13          4.00 -   6.00
     Exercised .................            --            --               --
     Forfeited .................            --            --               --
     Expired ...................            --            --               --
                                        ------        ------        ---------------
Outstanding at end of year .....        82,600        $ 7.53        $ 4.00 - $13.00
                                        ======        ======        ===============

Options exercisable at year-end          6,800        $10.98        $ 8.38 - $13.00
                                        ======        ======        ===============

                                                  Weighted Average   Exercise Price
1998                                    Shares     Exercise Price        Range
                                        ------     --------------   ---------------

Outstanding at beginning of year            --        $   --        $      --
     Granted ...................        34,000         10.98          8.38 - 13.00
     Exercised .................            --            --               --
     Forfeited .................            --            --               --
     Expired ...................            --            --               --
                                        ------        ------        ---------------
Outstanding at end of year .....        34,000        $10.98        $ 8.38 - $13.00
                                        ======        ======        ===============

Options exercisable at year-end             --        $   --        $      --
                                        ======        ======        ===============

As permitted by FAS 123, the Company applies APB 25 and related interpretations in accounting for stock options; accordingly, no compensation expense has been recognized by the Company for its Incentive Plan in 2000, 1999 or 1998. Had compensation expense been determined based upon the fair value of the stock options at grant date consistent with the method of FAS 123, the Company's consolidated net income and earnings per share for 2000, 1999 and 1998 would have not been materially different from amounts reported.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumption for 2000, 1999 and 1998, respectively; risk-free interest rates of approximately 6.9%, 6.5% and 4.5%; no expected dividend yield for both years; expected lives of 10 years for both years and volatility of approximately 48.0%, 60.0% and 80.0%. Changes in these assumptions can materially affect the fair value estimate. In management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Effective January 1, 1998, the Company established an Executive Deferral Plan for certain officers of the Company. The Plan enables participants to defer compensation on a pre-tax basis and is not funded. Participants are credited interest at current market rates. The charge to interest expense was approximately $78,000, $48,000 and $24,000 in 2000, 1999 and 1998, respectively.

                           Gerber Childrenswear, Inc.

17. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

The Company operates in two business segments: apparel and hosiery. The apparel segment consists of the production and sale of infant and toddler sleepwear, playwear, underwear, bedding, bath, cloth diapers and other products to mass merchandise outlets in the U.S. under the Gerber brand and other labels. The hosiery segment, which was acquired on December 17, 1997, consists of the production and sale of sport socks under the Wilson, Coca-Cola, Converse and Dunlop names to major retailers in the United States and/or Europe.

Net sales, income (loss) before interest and income taxes, depreciation and amortization, and capital additions are reported based on the operations of each business segment or geographic region. Assets are those used exclusively in the operations of each business segment or geographic region, or which are allocated when used jointly. The following tables present sales and other financial information by business segment and geographic region for the years 2000, 1999 and 1998 (in thousands):

BUSINESS SEGMENTS                                              2000             1999            1998
                                                          ---------------------------------------------

Net sales:
   Apparel ..........................................        $189,336        $205,564        $212,403
   Hosiery ..........................................          68,852          72,138          66,093
                                                          ---------------------------------------------
Total net sales .....................................        $258,188        $277,702        $278,496
                                                          =============================================

Income (loss) before interest and income taxes:
   Apparel ..........................................        $ 17,329        $ 18,724        $ 25,414
   Hosiery ..........................................           8,029           7,673           5,065
                                                          ---------------------------------------------
Total income (loss) before interest and income taxes:        $ 25,358        $ 26,397        $ 30,479
                                                          =============================================

Depreciation and amortization:
   Apparel ..........................................        $  2,937        $  3,039        $  2,853
   Hosiery ..........................................           3,254           3,182           3,087
                                                          ---------------------------------------------
Total depreciation and amortization .................        $  6,191        $  6,221        $  5,940
                                                          =============================================

Capital additions:
   Apparel ..........................................        $  6,359        $  4,741        $  3,657
   Hosiery ..........................................           4,964           2,623           1,372
                                                          ---------------------------------------------
Total capital additions .............................        $ 11,323        $  7,364        $  5,029
                                                          =============================================

Assets:
   Apparel ..........................................        $141,338        $129,897
   Hosiery ..........................................          50,312          48,527
                                                          ------------------------------
Total assets ........................................        $191,650        $178,424
                                                          ==============================

                           Gerber Childrenswear, Inc.

17. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)

                                                       2000             1999           1998
                                                   --------------------------------------------
Inventories (included in assets):
   Apparel ..................................        $ 48,047        $ 57,538
   Hosiery ..................................           8,890           7,748
                                                   -----------------------------
Total inventories (included in assets) ......        $ 56,937        $ 65,286
                                                   =============================

GEOGRAPHIC AREAS

Net sales:
   United States ............................        $238,039        $255,491        $256,253
   All other ................................          20,149          22,211          22,243
                                                   --------------------------------------------
Total net sales .............................        $258,188        $277,702        $278,496
                                                   ============================================

Income before interest and income taxes:
   United States ............................        $ 22,633        $ 21,608        $ 26,789
   All other ................................           2,725           4,789           3,690
                                                   --------------------------------------------
Total income before interest and income taxes        $ 25,358        $ 26,397        $ 30,479
                                                   ============================================

Assets:
   United States ............................        $166,769        $153,820
   All other ................................          24,881          24,604
                                                   -----------------------------
Total assets ................................        $191,650        $178,424
                                                   =============================

The Apparel segment had sales to Wal-Mart and two other customers that accounted for 32%, 13% and 12% of total Apparel sales in 2000, respectively; 37%, 11%, and 11% of total Apparel sales in 1999, respectively; 40%, 11% and 10% of total Apparel sales in 1998, respectively. The Hosiery segment had sales to Wal-Mart that accounted for 48%, 51% and 45% of that segment's sales for 2000, 1999 and 1998, respectively.

                           Gerber Childrenswear, Inc.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited financial data regarding the Company's consolidated quarterly results of operations.

                                    1ST             2ND             3RD             4TH
                                  QUARTER         QUARTER         QUARTER         QUARTER          TOTAL
                               ------------------------------------------------------------------------------
                                                   (In thousands, except per share amounts)
2000
Net sales ................        $ 60,489        $ 58,345        $ 70,313        $ 69,041        $258,188
Gross margin .............          16,245          13,220          16,664          17,101          63,230
Net income ...............           3,919           2,343           5,074           5,195          16,531

Basic earnings per share .        $    .23        $    .14        $    .30        $    .31        $    .98
Diluted earnings per share        $    .20        $    .12        $    .25        $    .26        $    .83

1999
Net sales ................        $ 66,285        $ 58,768        $ 80,159        $ 72,490        $277,702
Gross margin .............          18,444          14,194          19,259          15,092          66,989
Net income ...............           4,769           2,215           4,355           4,327          15,666

Basic earnings per share .        $    .29        $    .13        $    .26        $    .26        $    .94
Diluted earnings per share        $    .24        $    .11        $    .22        $    .22        $    .79

The fourth quarter of 2000 reflects adjustments which increase income of approximately $434,000 (net of income taxes), which included reductions in advertising, incentives, postretirement benefits, partially offset by losses on impairment, or $.02 per diluted share.


19. COMMITMENTS AND CONTINGENT LIABILITIES

Litigation

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company, including those pertaining to environmental, product liability, and safety and health matters. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes that the disposition of matters that are pending or asserted will not have a materially adverse effect on the financial position of the Company.

                           Gerber Childrenswear, Inc.

Employment Contracts

The Company has employment contracts in the normal course of business with four of its officers with remaining terms of up to twelve months.

Yarn Contracts

The Company depends on certain raw materials such as yarn for the manufacturing of its products. In order to hedge against price increases of yarn, the Company actively manages its cost through contracts with its yarn suppliers with terms of up to one year. The Company has contracts to purchase up to approximately 8,400,000 pounds of yarn in 2001. The Company has evaluated the yarn contracts in light of SFAS 133, and where applicable, as amended by Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company has determined that such contracts qualify for exclusion under the "Normal Purchases and Normal Sales" provision of these standards and thus are not subject to its requirements.

Capital Grants

Sport Socks has received capital and employment grants from the Industrial Development Authority (the "IDA") which could become repayable to the IDA (if certain conditions are not met) in the aggregate amount of up to $2,033,000 as of December 31, 2000.


20. SUBSEQUENT EVENTS

Warrant Conversion

The Company has been notified by the holder of the warrant of its intent to convert its warrant into 2,958,503 shares of Class B Common Stock as provided under the warrant agreement.

Postretirement Plan Amendment

Effective January 1, 2001, the Company amended the Postretirement Plan by increasing eligibility requirements which resulted in a gain on curtailment of postretirement benefit costs of approximately $1.2 million (net of income taxes of approximately $.6 million).

                                                                     SCHEDULE II

                           Gerber Childrenswear, Inc.

           Supplemental Schedule of Valuation and Qualifying Accounts

                                 (In thousands)


                                           BALANCE AT        CHARGED                           BALANCE AT
                                           BEGINNING       TO COST AND                           END OF
                  DESCRIPTION              OF PERIOD         EXPENSES        DEDUCTIONS          PERIOD
------------------------------------------------------------------------------------------------------------

Year ended December 31, 2000:
   Allowance for doubtful accounts          $1,103             157              456(1)          $  804

Year ended December 31, 1999:
   Allowance for doubtful accounts           1,487             (13)             371(1)           1,103

Year ended December 31, 1998:
   Allowance for doubtful accounts             876             700               89(1)           1,487


(1) Allowances, uncollected amounts and credit balances written off against reserve, net of recoveries.