Form 10-Q
period 2001-03-31
GERBER CHILDRENSWEAR INC
filed 2001-05-11
CIK 1052274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-14189
   ---------------------------------------------------------------------------

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

                           [ X ]  YES                [     ]   NO

As of May 9, 2001, there were outstanding 8,209,866 shares of Common Stock and 8,692,315 shares of Class B Common Stock.

                           GERBER CHILDRENSWEAR, INC.
                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2001,
         April 1, 2000 and December 31, 2000 ......................................   1

         Condensed Consolidated Statements of Income and Comprehensive
         Income for the quarters ended March 31, 2001 and April 1, 2000............   2

         Condensed Consolidated Statements of Cash Flows for the quarters ended
         March 31, 2001 and April 1, 2000..........................................   3

         Notes to Condensed Consolidated Financial Statements......................  4-7


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         Of Operations.............................................................  8-11

Item 3 - Quantitative and Qualitative Disclosures about Market Risk................   11

                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K..........................................   11

Signatures.........................................................................   12

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           GERBER CHILDRENSWEAR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   (UNAUDITED)   (UNAUDITED)      (NOTE)
                                                                    MARCH 31,      APRIL 1,    DECEMBER 31,
                                                                       2001          2000          2000
                                                                   -----------   -----------   ------------
ASSETS                                                                         (In thousands)
Current Assets
    Cash and cash equivalents ................................      $ 34,949      $ 24,696      $ 31,203
    Accounts receivable, net .................................        35,177        36,486        38,658
    Inventories ..............................................        53,627        68,745        56,937
    Deferred income taxes ....................................         3,141         2,819         3,085
    Other ....................................................         2,384         1,929         2,562
                                                                    --------      --------      --------
          Total current assets ...............................       129,278       134,675       132,445
                                                                    --------      --------      --------

Property, plant and equipment ................................        50,651        40,029        49,629
    Less accumulated depreciation ............................        17,940        13,374        16,867
                                                                    --------      --------      --------
                                                                      32,711        26,655        32,762
                                                                    --------      --------      --------
Other Assets
    Excess of cost over fair value of net assets acquired, net        16,342        17,843        16,985
    Other ....................................................         9,009         8,497         9,458
                                                                    --------      --------      --------
          Total other assets .................................        25,351        26,340        26,443
                                                                    --------      --------      --------
                                                                    $187,340      $187,670      $191,650
                                                                    ========      ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable .........................................      $  8,642      $ 13,160      $ 10,825
    Accrued expenses .........................................        14,639        17,127        15,160
    Current portion of long-term debt and capital leases .....         5,358         6,682         7,767
    Income tax payable .......................................         5,257         4,569         4,862
                                                                    --------      --------      --------
          Total current liabilities ..........................        33,896        41,538        38,614
                                                                    --------      --------      --------

Non-Current Liabilities
    Long-term debt and capital leases, less current portion ..         4,150        11,047         5,621
    Other non-current liabilities ............................        18,595        20,059        20,109
                                                                    --------      --------      --------
          Total non-current liabilities ......................        22,745        31,106        25,730
                                                                    --------      --------      --------

Shareholders' Equity .........................................       130,699       115,026       127,306
                                                                    --------      --------      --------
                                                                    $187,340      $187,670      $191,650
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

                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                      FOR THE QUARTER ENDED
                                                    -------------------------
                                                    MARCH 31,        APRIL 1,
                                                      2001             2000
                                                    --------         --------
                                                          (IN THOUSANDS,
                                                      EXCEPT PER SHARE DATA)

Net sales ..................................        $ 54,245         $ 60,760
Cost of sales ..............................          40,046           44,622
                                                    --------         --------
    Gross margin ...........................          14,199           16,138
Selling, general and administrative expenses           9,218           10,015
Other, net .................................          (1,794)              --
                                                    --------         --------
                                                       7,424           10,015
                                                    --------         --------
Income before interest and income taxes ....           6,775            6,123
Interest expense, net of interest income ...            (289)             126
                                                    --------         --------
Income before income taxes .................           7,064            5,997
Provision for income taxes .................           2,374            2,078
                                                    --------         --------
Net income .................................           4,690            3,919
    Foreign currency translation ...........          (1,270)            (846)
                                                    --------         --------
Comprehensive income .......................        $  3,420         $  3,073
                                                    ========         ========

Earnings per common share ..................        $    .24         $    .20
Earnings per common share - diluted ........        $    .24         $    .20

Denominator
Weighted average shares - basic ............          19,856           19,712
Effect of dilutive securities:
  Nonvested stock/stock options ............              28              190
                                                    --------         --------
Adjusted weighted average shares - diluted .          19,884           19,902
                                                    ========         ========


                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE QUARTER ENDED
                                                                                 -------------------------
                                                                                 MARCH 31,        APRIL 1,
                                                                                   2001             2000
                                                                                 --------         --------
                                                                                      (In thousands)
OPERATING ACTIVITIES
    Net income ..........................................................        $  4,690         $  3,919
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .....................................           1,547            1,577
      Other .............................................................             329             (199)
      Changes in assets and liabilities
          Accounts receivable, net ......................................           3,258              618
          Inventories ...................................................           3,113           (3,538)
          Accounts payable ..............................................          (2,162)           3,940
          Other assets and liabilities, net .............................          (1,312)           4,073
                                                                                 --------         --------
                                                                                    9,463           10,390
                                                                                 --------         --------
INVESTING ACTIVITIES
    Purchases of property, plant and equipment ..........................          (1,728)          (1,250)
    Proceeds from sale of property, plant and equipment .................               7               64
                                                                                 --------         --------
                                                                                   (1,721)          (1,186)
                                                                                 --------         --------
FINANCING ACTIVITIES
    Principal payments on long-term borrowings and capital leases .......          (3,879)          (1,793)
    Repurchase of common stock ..........................................             (45)              --
                                                                                 --------         --------
                                                                                   (3,924)          (1,793)
                                                                                 --------         --------

    Effect of exchange rate changes on cash .............................             (72)            (218)
                                                                                 --------         --------

Net increase in cash and cash equivalents ...............................           3,746            7,193
Cash and cash equivalents at beginning of period ........................          31,203           17,503
                                                                                 --------         --------
Cash and cash equivalents at end of period ..............................        $ 34,949         $ 24,696
                                                                                 ========         ========


                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The condensed consolidated financial statements included herein have been prepared by Gerber Childrenswear, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.


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

                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.  INVENTORIES

          Inventories consist of the following (in thousands):

                      March 31, 2001    April 1, 2000   December 31, 2000
                      --------------    -------------   -----------------

Raw materials            $ 8,521          $10,589          $ 9,514
Work in process            8,224           16,447            9,956
Finished goods            36,882           41,709           37,467
                         -------          -------          -------
                         $53,627          $68,745          $56,937
                         =======          =======          =======

6.  INCOME TAXES

         The Company's effective income tax rate was 33.6% and 34.7% for the quarters ended March 31, 2001 and April 1, 2000, respectively. The rates were lower than the statutory rates in 2001 and 2000 due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.


7.  RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted the standard effective January 1, 2001, and the adoption did not have a material impact on the condensed consolidated financial statements.


8.  RECLASSIFICATIONS

         Certain amounts in 2000 have been reclassified to conform to current presentations.

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

BUSINESS SEGMENTS                                        FOR THE QUARTER ENDED
                                                      --------------------------
                                                      MARCH 31,         APRIL 1,
                                                        2001             2000
                                                       -------          -------
Net sales:
    Apparel .................................          $38,363          $44,168
    Hosiery .................................           15,882           16,592
                                                       -------          -------
Total net sales .............................          $54,245          $60,760
                                                       =======          =======

Income before interest and income taxes:
    Apparel .................................          $ 6,065          $ 4,042
    Hosiery .................................              710            2,081
                                                       -------          -------
Total income before interest and income taxes          $ 6,775          $ 6,123
                                                       =======          =======

Depreciation and amortization:
    Apparel .................................          $   680          $   758
    Hosiery .................................              867              819
                                                       -------          -------
Total depreciation and amortization .........          $ 1,547          $ 1,577
                                                       =======          =======

Capital additions:
    Apparel .................................          $   886          $ 1,132
    Hosiery .................................              842              118
                                                       -------          -------
Total capital additions .....................          $ 1,728          $ 1,250
                                                       =======          =======

                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


9.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)

                                                       MARCH 31,         APRIL 1,        DECEMBER 31,
                                                         2001              2000              2000
                                                       --------          --------          --------
Assets:
    Apparel .................................          $136,050          $135,890          $141,338
    Hosiery .................................            51,290            51,780            50,312
                                                       --------          --------          --------
Total assets ................................          $187,340          $187,670          $191,650
                                                       ========          ========          ========

Inventories (included in assets):
    Apparel .................................          $ 43,336          $ 59,526          $ 48,047
    Hosiery .................................            10,291             9,219             8,890
                                                       --------          --------          --------
Total inventories (included in assets) ......          $ 53,627          $ 68,745          $ 56,937
                                                       ========          ========          ========

GEOGRAPHIC AREAS                                         FOR THE QUARTER ENDED
                                                       --------------------------
                                                       MARCH 31,         APRIL 1,
                                                         2001              2000
                                                       --------          --------
Net sales:
    United States ...........................          $ 49,033          $ 54,962
    All other ...............................             5,212             5,798
                                                       --------          --------
Total net sales .............................          $ 54,245          $ 60,760
                                                       ========          ========

Income before interest and income taxes:
    United States ...........................          $  6,016          $  5,342
    All other ...............................               759               781
                                                       --------          --------
Total income before interest and income taxes          $  6,775          $  6,123
                                                       ========          ========

                                                       MARCH 31,         APRIL 1,        DECEMBER 31,
                                                         2001              2000              2000
                                                       --------          --------          --------
Assets:
    United States ...........................          $163,776          $163,053          $166,769
    All other ...............................            23,564            24,617            24,881
                                                       --------          --------          --------
Total assets ................................          $187,340          $187,670          $191,650
                                                       ========          ========          ========

10.  CURTAILMENT GAIN ON POSTRETIREMENT PLAN

         Effective January 1, 2001, the Company amended the postretirement plan by increasing eligibility requirements which resulted in a gain on curtailment of postretirement benefit costs of approximately $1.8 million.

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


FIRST QUARTER ENDED MARCH 31, 2001 COMPARED TO FIRST QUARTER ENDED APRIL 1, 2000

         Net sales. Apparel net sales were $38.4 million for the first quarter of 2001, a decrease of $5.8 million or 13.1% below net sales of $44.2 million for the first quarter of 2000. The Apparel sales decline was due to unit declines in both basic products and fashion/seasonal products. The Company placed less emphasis on developing fashion/seasonal products for 2001 with sales of $1.5 million versus $4.3 million in 2000. Sales of Apparel basic products were 7.0% below last year's sales, reflecting increased promotional activity by competition as well as retailers seeking to lower inventory levels to reflect a general softening of sales in the marketplace. Hosiery net sales were $15.9 million in the first quarter of 2001, a decrease of $.7 million or 4.3% below net sales of $16.6 million for the first quarter of 2000, due to a drop in the average exchange rate between the Irish Punt and the U.S. Dollar in the translation of the Irish operations.

         Gross margin. Gross margin as a percentage of net sales decreased from 26.6% in 2000 to 26.2% in 2001. The decrease in gross margin in 2001 was due to lower margins on Hosiery as a result of domestic cost increases and promotional pricing in European markets, offset in part by Apparel cost decreases due to more efficient operations and reduced domestic manufacturing.

         Selling, general & administrative expenses. Selling, general and administrative expenses ("SG&A") decreased in absolute dollars but increased as a percentage of net sales to 17.0% in the first quarter of 2001, from 16.5% in 2000. The percentage increase was due to the 8.0% reduction in expenses in absolute dollars falling short of the 13.1% sales decline.

         Other. Represents a gain on curtailment of postretirement benefit costs associated with the Company's decision to change eligibility requirements of the postretirement benefit plan. These changes resulted in a gain on curtailment of postretirement benefit costs of approximately $1.8 million in the first quarter of 2001.

         Income before interest and income taxes. Apparel income before interest and income taxes ("EBIT") was $6.1 million in the first quarter of 2001 compared to $4.0 million in the first quarter of 2000. The increase in Apparel EBIT in 2001 was the result of improved gross margin percentage and the $1.8 million gain reported in Other. Hosiery EBIT was $.7 million in the first quarter of 2001 compared with $2.1 million in the first quarter of 2000. The decrease in Hosiery EBIT was the result of lower gross margins due to domestic cost increases and promotional pricing in European markets.

         Interest expense, net of interest income. Interest expense, net was ($0.3) million in the first quarter of 2001 compared to $.1 million in the first quarter of 2000. The decrease in interest expense, net is due to reduced debt and higher cash balances maintained in 2001, partially arising from the Company's lower overall inventory levels.

         Provision for income taxes. Provision for income taxes was $2.4 million in the first quarter of 2001 compared to $2.1 million in the first quarter of 2000. The effective tax rate was 33.6% for 2001 compared to 34.7% for 2000. The Company's effective income tax rate reflects the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

         Net income. As a result of the above, net income for the first quarter was $4.7 million in 2001 and $3.9 million in 2000.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash needs are for working capital, capital expenditures and debt service. The Company has financed its cash needs primarily through internally generated cash flow, in addition to funds borrowed, if necessary, under the Company's credit agreement.

         For the Apparel segment, working capital requirements vary throughout the year. Working capital requirements have historically increased during the first half of the year as inventory builds to support peak shipping periods. The Hosiery segment is less seasonal and, while working capital requirements tend to increase slightly during the second half of the year, the variation is small.

         Net cash provided by operating activities for the quarter ended March 31, 2001 and April 1, 2000 was $9.5 million and $10.4 million, respectively. The decrease in cash provided by operating activities in the first quarter of 2001 compared to 2000 was primarily due to changes in the Company's working capital accounts. Historically, the Apparel segment builds inventory in the first six months of the year to support third and fourth quarter sales volumes of certain fashion/seasonal products. In 2001, the Company placed less emphasis on developing fashion/seasonal products and continued to reduce excess inventories through improvements in production planning and procurement practices. In addition, Apparel sales were soft in the first quarter of 2001 due to increased promotional activity by competitors as well as retailers seeking to lower overall inventory levels due to the general softening of sales in the marketplace. These sales reductions primarily resulted in the lower accounts receivable balance at the end of the first quarter as compared to the prior year. Accounts payable decreased in 2001 due to less purchases in the first quarter related to fashion/seasonal products and due to the timing of purchases and payments.

         Capital expenditures were $1.7 million and $1.3 million for the first quarter of 2001 and 2000, respectively. These expenditures consisted primarily of building/leasehold improvements, manufacturing equipment, purchases of office equipment and upgrades of information systems.

         Net cash used in financing activities was $3.9 million and $1.8 million for the first quarter of 2001 and 2000, respectively. Based on the cash provided by operating activities in the first quarter of 2001 and 2000, the Company made repayments on the Company's credit agreement and/or other long-term borrowing arrangements. In addition, in 2001 the Company made an excess cash flow payment as required under the credit agreement for approximately $2.1 million. In May 2001, the Company lowered the revolving committed amount under the Credit Agreement from $60.0 million to $20.0 million due to the increased amount of cash on hand.

         The Company believes that cash on hand, combined with cash generated from operations and amounts available under its credit facilities, will be adequate to meet its working capital, capital expenditures and debt service requirements for the next twelve months.


LICENSE AGREEMENT

         The Company renewed its Baby Looney Tunes license with Warner Bros. in April 2001. The renewed license agreement contains essentially the same terms and conditions as the agreement that expired on December 31, 2000. The term of the new agreement is from January 1, 2001 to December 31, 2003.


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


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not utilize derivative financial or commodity based instruments for trading or for speculative purposes but does utilize them in the regular course of business. A review of the Company's financial instruments and risk exposures at March 31, 2001 revealed that the Company had exposure to interest rate and foreign currency exchange rate risks. The Company performed sensitivity analysis at December 31, 2000 to assess the potential effect of a change in the interest rate and a change to the foreign currency exchange rates and concluded that near-term changes in either should not materially affect the Company's financial position, results of operations or cash flows. The Company has experienced no significant changes in these financial instruments or risk exposures during the first quarter of 2001 and thus believes that the Company's year-end assessment is still appropriate at March 31, 2001.



                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.29 License Agreement by and between Warner Bros., a division of Time Warner Entertainment Company, L.P., and GCI dated as of April 25, 2001.


(b)      Reports on Form 8-K   -   None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GERBER CHILDRENSWEAR, INC.
                                                     (Registrant)


DATE:   May 11, 2001                        By: /s/  Edward Kittredge
                                            -------------------------
                                            Edward Kittredge
                                            Chairman, Chief Executive Officer
                                            and President
                                            (Principal Executive Officer)




DATE:   May 11, 2001                        By: /s/  Richard L. Solar
                                            ---------------------------------
                                            Richard L. Solar
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)




DATE:   May 11, 2001                        By: /s/  David E. Uren
                                            ------------------------------
                                            David E. Uren
                                            Vice President of Finance, Secretary
                                            and Treasurer
                                            (Principal Accounting Officer)