Form 10-Q
period 2001-06-30
GERBER CHILDRENSWEAR INC
filed 2001-08-13
CIK 1052274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                           [ X ]  YES                [     ]   NO

As of August 8, 2001, there were outstanding 8,209,866 shares of Common Stock and 8,692,315 shares of Class B Common Stock.

                           GERBER CHILDRENSWEAR, INC.
                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2001,
         July 1, 2000 and December 31, 2000..............................................    1

         Condensed Consolidated Statements of Income and Comprehensive
         Income for the quarters ended June 30, 2001 and July 1, 2000 and for the
         six months ended June 30, 2001 and July 1, 2000.................................    2

         Condensed Consolidated Statements of Cash Flows for the six months
         ended June 30, 2001 and July 1, 2000............................................    3


         Notes to Condensed Consolidated Financial Statements............................  4-8



Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         of Operations................................................................... 9-13

Item 3 - Quantitative and Qualitative Disclosures about Market Risk......................   13


                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders.............................   14

Item 6 - Exhibits and Reports on Form 8-K................................................   14

Signatures...............................................................................   15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           GERBER CHILDRENSWEAR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    (UNAUDITED)     (UNAUDITED)        (NOTE)
                                                                      JUNE 30,         JULY 1,       DECEMBER 31,
                                                                        2001            2000            2000
                                                                      --------        --------        --------
ASSETS                                                                             (In thousands)
Current Assets
    Cash and cash equivalents ................................        $ 37,338        $ 14,960        $ 31,203
    Accounts receivable, net .................................          27,607          35,252          36,921
    Inventories ..............................................          57,225          78,762          56,937
    Deferred income taxes ....................................           3,620           4,203           3,085
    Other ....................................................           2,667           2,245           2,562
                                                                      --------        --------        --------
          Total current assets ...............................         128,457         135,422         130,708
                                                                      --------        --------        --------

Property, plant and equipment ................................          52,344          42,915          49,629
    Less accumulated depreciation ............................          18,764          14,559          16,867
                                                                      --------        --------        --------
                                                                        33,580          28,356          32,762
                                                                      --------        --------        --------
Other Assets
    Excess of cost over fair value of net assets acquired, net          15,928          17,563          16,985
    Other ....................................................           8,629           8,794           9,458
                                                                      --------        --------        --------
          Total other assets .................................          24,557          26,357          26,443
                                                                      --------        --------        --------
                                                                      $186,594        $190,135        $189,913
                                                                      ========        ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable .........................................        $ 11,624        $ 13,976        $ 10,825
    Accrued expenses .........................................          13,472          17,372          13,423
    Current portion of long-term debt and capital leases .....           5,415           6,674           7,767
    Income tax payable .......................................           4,067           4,785           4,862
                                                                      --------        --------        --------
          Total current liabilities ..........................          34,578          42,807          36,877
                                                                      --------        --------        --------

Non-Current Liabilities
    Long-term debt and capital leases, less current portion ..           2,882           9,501           5,621
    Other non-current liabilities ............................          17,673          20,579          20,109
                                                                      --------        --------        --------
          Total non-current liabilities ......................          20,555          30,080          25,730
                                                                      --------        --------        --------

Shareholders' Equity .........................................         131,461         117,248         127,306
                                                                      --------        --------        --------
                                                                      $186,594        $190,135        $189,913
                                                                      ========        ========        ========

Note: The amounts were derived from the audited financial statements at that date.


                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                       FOR THE QUARTER ENDED              FOR THE SIX MONTHS ENDED
                                                    ---------------------------         ---------------------------
                                                     JUNE 30,          JULY 1,           JUNE 30,          JULY 1,
                                                      2001               2000              2001              2000
                                                    ---------         ---------         ---------         ---------
                                                                 (In thousands, except per share data)
Net sales ..................................        $  49,156         $  58,599         $ 103,401         $ 119,359
Cost of sales ..............................           37,481            45,515            77,527            90,137
                                                    ---------         ---------         ---------         ---------
Gross margin ...............................           11,675            13,084            25,874            29,222
Selling, general and administrative expenses            9,550             9,908            18,768            19,923
Other, net .................................               --                --            (1,794)               --
                                                    ---------         ---------         ---------         ---------
                                                        9,550             9,908            16,974            19,923
                                                    ---------         ---------         ---------         ---------
Income before interest and income taxes ....            2,125             3,176             8,900             9,299
Interest expense, net of interest income ...             (240)                9              (529)              135
                                                    ---------         ---------         ---------         ---------
Income before income taxes .................            2,365             3,167             9,429             9,164
Provision for income taxes .................              920               824             3,294             2,902
                                                    ---------         ---------         ---------         ---------
Net income .................................            1,445             2,343             6,135             6,262
    Foreign currency translation ...........             (557)              (70)           (1,827)             (916)
                                                    ---------         ---------         ---------         ---------
Comprehensive income .......................        $     888         $   2,273         $   4,308         $   5,346
                                                    =========         =========         =========         =========

  Earnings per common share ................        $     .07         $     .12         $     .31         $     .32
  Earnings per common share - diluted ......        $     .07         $     .12         $     .31         $     .31

Denominator
Weighted average shares - basic ............           19,849            19,750            19,852            19,731
Effect of dilutive securities:
  Nonvested stock/stock options ............               16               144                22               167
                                                    ---------         ---------         ---------         ---------
Adjusted weighted average shares - diluted .           19,865            19,894            19,874            19,898
                                                    =========         =========         =========         =========


                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          FOR THE SIX MONTHS ENDED
                                                                         -------------------------
                                                                         JUNE 30,          JULY 1,
                                                                           2001             2000
                                                                         --------         --------
                                                                               (In thousands)
OPERATING ACTIVITIES
    Net income ..................................................        $  6,135         $  6,262
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .............................           3,162            3,111
      Other .....................................................             543           (1,986)
      Changes in assets and liabilities
          Accounts receivable, net ..............................           9,037              435
          Inventories ...........................................            (603)         (13,565)
          Accounts payable ......................................             826            4,759
          Other assets and liabilities, net .....................          (3,071)           6,166
                                                                         --------         --------
                                                                           16,029            5,182
                                                                         --------         --------
INVESTING ACTIVITIES
    Purchases of property, plant and equipment ..................          (4,624)          (4,209)
    Proceeds from sale of property, plant and equipment .........             135               95
                                                                         --------         --------
                                                                           (4,489)          (4,114)
                                                                         --------         --------
FINANCING ACTIVITIES
    Principal payments on long-term borrowings and capital leases          (5,090)          (3,346)
    Repurchase of common stock ..................................            (195)             (74)
    Other .......................................................              (9)              --
                                                                         --------         --------
                                                                           (5,294)          (3,420)
                                                                         --------         --------

    Effect of exchange rate changes on cash .....................            (111)            (191)
                                                                         --------         --------

Net increase (decrease) in cash and cash equivalents ............           6,135           (2,543)
Cash and cash equivalents at beginning of period ................          31,203           17,503
                                                                         --------         --------
Cash and cash equivalents at end of period ......................        $ 37,338         $ 14,960
                                                                         ========         ========


                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The condensed consolidated financial statements included herein have been prepared by Gerber Childrenswear, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.


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


4.  USE OF ESTIMATES

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.  INVENTORIES

          Inventories consist of the following (in thousands):

                   June 30, 2001   July 1, 2000   December 31, 2000
                   -------------   ------------   -----------------

Raw materials          $ 7,885        $10,557        $ 9,514
Work in process          7,098         15,339          9,956
Finished goods          42,242         52,866         37,467
                       -------        -------        -------
                       $57,225        $78,762        $56,937
                       =======        =======        =======

6.  INCOME TAXES

         The Company's effective income tax rate was 38.9% and 26.0% for the quarters ended June 30, 2001 and July 1, 2000, respectively and was 34.9% and 31.7% for the six months ended June 30, 2001 and July 1, 2000, respectively. The second quarter 2001 rate was higher than the statutory rate due to goodwill amortization, most of which is not deductible for federal and state income tax purposes, partially offset by lower foreign earnings for the quarter compared to previous quarters, certain of which are taxed at lower rates than in the United States. The rates for the remaining periods were lower than the statutory rates due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.


7.  RECLASSIFICATIONS

         Certain amounts in 2000 have been reclassified to conform to current presentations.


8.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

         The Company operates in two business segments: apparel and hosiery. The apparel segment consists of the production and sale of infant and toddler sleepwear, playwear, underwear, bedding, bath, cloth diapers and other products to mass merchandise outlets in the U.S. under the Gerber brand, Baby Looney Tunes brand and other labels. The hosiery segment consists of the production and sale of sport socks under the Wilson, Coca-Cola, Converse and Dunlop names to major retailers in the United States and/or Europe.

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

BUSINESS SEGMENTS                                     FOR THE QUARTER ENDED          FOR THE SIX MONTHS ENDED
                                                     ------------------------        ------------------------
                                                     JUNE 30,        JULY 1,         JUNE 30,        JULY 1,
                                                       2001            2000            2001            2000
                                                     --------        --------        --------        --------
Net sales:
    Apparel .................................        $ 32,929        $ 38,696        $ 71,292        $ 82,864
    Hosiery .................................          16,227          19,903          32,109          36,495
                                                     --------        --------        --------        --------
Total net sales .............................        $ 49,156        $ 58,599        $103,401        $119,359
                                                     ========        ========        ========        ========

Income before interest and income taxes:
    Apparel .................................        $  1,295        $    678        $  7,360        $  4,720
    Hosiery .................................             830           2,498           1,540           4,579
                                                     --------        --------        --------        --------
Total income before interest and income taxes        $  2,125        $  3,176        $  8,900        $  9,299
                                                     ========        ========        ========        ========

Depreciation and amortization:
    Apparel .................................        $    766        $    733        $  1,446        $  1,491
    Hosiery .................................             849             801           1,716           1,620
                                                     --------        --------        --------        --------
Total depreciation and amortization .........        $  1,615        $  1,534        $  3,162        $  3,111
                                                     ========        ========        ========        ========

Capital additions:
    Apparel .................................        $  2,241        $  1,208        $  3,127        $  2,340
    Hosiery .................................             655           1,751           1,497           1,869
                                                     --------        --------        --------        --------
Total capital additions .....................        $  2,896        $  2,959        $  4,624        $  4,209
                                                     ========        ========        ========        ========

                                                     JUNE 30,         JULY 1,       DECEMBER 31,
                                                       2001            2000            2000
                                                     --------        --------        --------

Assets:
    Apparel .................................        $138,038        $137,898        $140,323
    Hosiery .................................          48,556          52,237          49,590
                                                     --------        --------        --------
Total assets ................................        $186,594        $190,135        $189,913
                                                     ========        ========        ========

Inventories (included in assets):
    Apparel .................................        $ 46,758        $ 70,694        $ 48,047
    Hosiery .................................          10,467           8,068           8,890
                                                     --------        --------        --------
Total inventories (included in assets) ......        $ 57,225        $ 78,762        $ 56,937
                                                     ========        ========        ========

                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


8.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)

GEOGRAPHIC AREAS                                       FOR THE QUARTER ENDED         FOR THE SIX MONTHS ENDED
                                                     ------------------------        ------------------------
                                                     JUNE 30,         JULY 1,        JUNE 30,         JULY 1,
                                                       2001            2000            2001            2000
                                                     --------        --------        --------        --------
Net sales:
    United States ...........................        $ 44,210        $ 53,504        $ 93,243        $108,466
    All other ...............................           4,946           5,095          10,158          10,893
                                                     --------        --------        --------        --------
Total net sales .............................        $ 49,156        $ 58,599        $103,401        $119,359
                                                     ========        ========        ========        ========

Income before interest and income taxes:
    United States ...........................        $  1,999        $  2,728        $  8,015        $  8,070
    All other ...............................             126             448             885           1,229
                                                     --------        --------        --------        --------
Total income before interest and income taxes        $  2,125        $  3,176        $  8,900        $  9,299
                                                     ========        ========        ========        ========

                                                     JUNE 30,        JULY 1,        DECEMBER 31,
                                                       2001            2000            2000
                                                     --------        --------        --------
Assets:
    United States ...........................        $163,680        $165,604        $165,032
    All other ...............................          22,914          24,531          24,881
                                                     --------        --------        --------
Total assets ................................        $186,594        $190,135        $189,913
                                                     ========        ========        ========

9.  RECENT ACCOUNTING PRONOUNCEMENTS

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

                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


9.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes Accounting Principles Bulletin No. 17, "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (a) goodwill and indefinite lived intangible assets will no longer be amortized, (b) goodwill will be tested for impairment at least annually, (c) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (d) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. Currently, amortization of goodwill and acquisition costs amounts to approximately $260,000 per quarter.


10.  CURTAILMENT GAIN ON POSTRETIREMENT PLAN

         Effective January 1, 2001, the Company amended the postretirement plan by increasing eligibility requirements which resulted in a pretax gain on curtailment of postretirement benefit costs of approximately $1.8 million.


11.  SUBSEQUENT EVENT

         Effective August 1, 2001, the Company discontinued the postretirement plan ("Plan"), except for employees currently participating in the Plan. The discontinuance of the Plan will result in a pretax gain on curtailment of postretirement benefit costs of approximately $1.0 million and will decrease future net periodic postretirement benefit expense.

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


SECOND QUARTER ENDED JUNE 30, 2001 COMPARED TO SECOND QUARTER ENDED JULY 1, 2000

         Net sales. Apparel net sales were $32.9 million for the second quarter of 2001, a decrease of $5.8 million or 14.9% below net sales of $38.7 million for the second quarter of 2000. The Apparel sales decline was due to unit declines in both basic products and fashion/seasonal products. The Company placed less emphasis on developing fashion/seasonal products for 2001 with sales of $0.9 million versus $2.7 million in 2000. Sales of Apparel basic products were 11.0% below last year's sales, reflecting increased promotional activity by competition as well as retailers seeking to lower inventory levels to reflect a general softening of sales in the marketplace. Hosiery net sales were $16.2 million in the second quarter of 2001, a decrease of $3.7 million or 18.5% below net sales of $19.9 million for the second quarter of 2000, due to unit declines, increased promotional pricing reflecting competitive pressures and retailers maintaining lower inventory levels, plus a drop in the average exchange rate between the Irish Punt/Euro and the U.S. Dollar in the translation of the Irish operations.

         Gross margin. Gross margin as a percentage of net sales increased from 22.3% in 2000 to 23.8% in 2001. The increase in gross margin in 2001 was due to higher margins achieved on Apparel sales as a result of more efficient operations, reduced domestic manufacturing, and discontinuance of product lines that experienced unexpected losses on imported merchandise in the prior year, offset in part by lower Hosiery margins due to domestic cost increases and promotional pricing in European markets.

         Selling, general & administrative expenses. Selling, general and administrative expenses ("SG&A") decreased in absolute dollars but increased as a percentage of net sales to 19.4% in the second quarter of 2001, from 16.9% in 2000. The percentage increase was due to the 3.6% reduction in expenses in absolute dollars falling short of the 16.1% sales decline.

         Income before interest and income taxes. Apparel income before interest and income taxes ("EBIT") was $1.3 million in the second quarter of 2001 compared to $0.7 million in the second quarter of 2000. The increase in Apparel EBIT in 2001 was the result of improved gross margin percentage and a reduction in SG&A expenses in absolute dollars. Hosiery EBIT was $0.8 million in the second quarter of 2001 compared with $2.5 million in the second quarter of 2000. The decrease in Hosiery EBIT was the result of both lower sales volumes and lower gross margins due to domestic cost increases and promotional pricing in European markets.

         Interest expense, net of interest income. Interest expense, net was ($200,000) in the second quarter of 2001 compared to $9,000 in the second quarter of 2000. The decrease in interest expense, net is due to reduced debt and higher cash balances maintained in 2001, partially arising from the Company's lower overall inventory levels.

         Provision for income taxes. Provision for income taxes was $0.9 million in the second quarter of 2001 compared to $0.8 million in the second quarter of 2000. The effective tax rate was 38.9% for 2001 compared to 26.0% for 2000. The 2001 rate was higher than the statutory rate for the second quarter of 2001 due to goodwill amortization, most of which is not deductible for federal and state income tax purposes, partially offset by modest foreign earnings, which are typically taxed at lower rates than in the United States. The rate for the second quarter of 2000 was lower than the statutory rates due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

         Net income. As a result of the above, net income for the second quarter was $1.4 million in 2001 and $2.3 million in 2000.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JULY 1, 2000

         Net sales. Apparel net sales were $71.3 million for the first six months of 2001, a decrease of $11.6 million or 14.0% below net sales of $82.9 million for the first six months of 2000. The Apparel sales decline was due to unit declines in both basic products and fashion/seasonal products. The Company placed less emphasis on developing fashion/seasonal products for 2001 with sales of $2.4 million versus $7.0 million in 2000. Sales of Apparel basic products were 9.0% below last year's sales, reflecting increased promotional activity by competition as well as retailers seeking to lower inventory levels to reflect a general softening of sales in the marketplace. Hosiery net sales were $32.1 million in the first six months of 2001, a decrease of $4.4 million or 12.0% below net sales of $36.5 million for the first six months of 2000, due to unit declines, increased promotional pricing reflecting competitive pressures and retailers maintaining lower inventory levels, plus a drop in the average exchange rate between the Irish Punt/Euro and the U.S. Dollar in the translation of the Irish operations.

         Gross margin. Gross margin as a percentage of net sales increased from 24.5% in 2000 to 25.0% in 2001. The increase in gross margin in 2001 was due to higher margins achieved on Apparel sales as a result of more efficient operations, reduced domestic manufacturing, and discontinuance of product lines that experienced unexpected losses on imported merchandise in the prior year, offset in part by lower Hosiery margins due to domestic cost increases and promotional pricing in European markets.

         Selling, general & administrative expenses. Selling, general and administrative expenses ("SG&A") decreased in absolute dollars but increased as a percentage of net sales to 18.2% in the first six months of 2001, from 16.7% in 2000. The percentage increase was due to the 5.8% reduction in expenses in absolute dollars falling short of the 13.4% sales decline.

         Other. Represents a gain on curtailment of postretirement benefit costs associated with the Company's decision to change eligibility requirements of the postretirement benefit plan. These changes resulted in a pretax gain on curtailment of postretirement benefit costs of approximately $1.8 million in the first six months of 2001.

         Income before interest and income taxes. Apparel income before interest and income taxes ("EBIT") was $7.4 million in the first six months of 2001 compared to $4.7 million in the first six months of 2000. The increase in Apparel EBIT in 2001 was the result of improved gross margin percentage, lower SG&A expenses and the $1.8 million gain reported in Other. Hosiery EBIT was $1.5 million in the first six months of 2001 compared with $4.6 million in the first six months of 2000. The decrease in Hosiery EBIT was the result of both lower sales volumes and lower gross margins due to domestic cost increases and promotional pricing in European markets.

         Interest expense, net of interest income. Interest expense, net was ($0.5) million in the first six months of 2001 compared to $0.1 million in the first six months of 2000. The decrease in interest expense, net is due to reduced debt and higher cash balances maintained in 2001, partially arising from the Company's lower overall inventory levels.

         Provision for income taxes. Provision for income taxes was $3.3 million in the first six months of 2001 compared to $2.9 million in the first six months of 2000. The effective tax rate was 34.9% for 2001 compared to 31.7% for 2000. The Company's effective income tax rate reflects the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

         Net income. As a result of the above, net income for the first six months was $6.1 million in 2001 and $6.3 million in 2000.

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

         Net cash provided by operating activities for the six months ended June 30, 2001 and July 1, 2000 was $16.0 million and $5.2 million, respectively. The increase in cash provided by operating activities in the first six months of 2001 compared to 2000 was primarily due to changes in the Company's working capital accounts. Historically, the Apparel segment builds inventory in the first six months of the year to support third and fourth quarter sales volumes of certain fashion/seasonal products. In 2001, inventories rose only slightly as the Company placed less emphasis on developing fashion/seasonal products and continued to reduce inventories through improvements in production planning and procurement practices. In addition, Apparel sales declined in the first six months of 2001 due to increased promotional activity by competitors as well as retailers seeking to lower overall inventory levels due to the general softening of sales in the marketplace. These sales reductions primarily resulted in the lower accounts receivable balance at the end of the first six months as compared to the prior year. Accounts payable decreased in 2001 due to less purchases in the first six months related to fashion/seasonal products and due to the timing of purchases and payments.

         Capital expenditures were $4.6 million and $4.2 million for the first six months of 2001 and 2000, respectively. These expenditures consisted primarily of building/leasehold improvements, manufacturing equipment, purchases of office equipment and upgrades of information systems.

         Net cash used in financing activities was $5.3 million and $3.4 million for the first six months of 2001 and 2000, respectively. The cash used in financing activities primarily consisted of repayments on the Company's credit agreement and/or other long-term borrowing arrangements. In addition, in 2001 the Company made an excess cash flow payment as required under the credit agreement for approximately $2.1 million. In May 2001, the Company lowered the revolving committed amount under the Credit Agreement from $60.0 million to $20.0 million due to the increased amount of cash on hand.

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


RECENT ACCOUNTING PRONOUNCEMENTS

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

         In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes Accounting Principles Bulletin No. 17, "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (a) goodwill and indefinite lived intangible assets will no longer be amortized, (b) goodwill will be tested for impairment at least annually, (c) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (d) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. Currently, amortization of goodwill and acquisition costs amounts to approximately $260,000 per quarter.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not utilize derivative financial or commodity based instruments for trading or for speculative purposes but does utilize them in the regular course of business. A review of the Company's financial instruments and risk exposures at June 30, 2001 revealed that the Company had exposure to interest rate and foreign currency exchange rate risks. The Company performed sensitivity analysis at December 31, 2000 to assess the potential effect of a change in the interest rate and a change to the foreign currency exchange rates and concluded that near-term changes in either should not materially affect the Company's financial position, results of operations or cash flows. The Company has experienced no significant changes in these financial instruments or risk exposures during the first six months of 2001 and thus believes that the Company's year-end assessment is still appropriate at June 30, 2001.

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Shareholders on May 15, 2001, for the following purposes: (i) to elect seven directors to the Board of Directors to serve a one year term and until their successors are duly elected and qualified, and (ii) to ratify the re-appointment of Ernst & Young LLP as independent accountants for 2001. The following table sets forth the number of votes with respect to each nominee:

                                            VOTES
                           ----------------------------------------

    NOMINEE                   FOR                          WITHHELD
    -------                   ---                          --------

Edward Kittredge           7,176,626                        37,700
Richard L. Solar           7,176,626                        37,700
Richard M. Cashin          7,176,626                        37,700
Lawrence R. Glenn          7,176,626                        37,700
James P. Manning           7,176,626                        37,700
Joseph Medalie             7,176,626                        37,700
John D. Weber              7,176,626                        37,700

         The appointment of Ernst & Young LLP as independent accountants for 2001 was approved, with 7,193,826 votes "For", 19,100 votes cast "Against" and 1,400 abstentions.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         4.7 Fourth Amendment to Credit Agreement by and among GCI, Auburn, the domestic subsidiaries of the same and various lending institutions dated as of May 9, 2001.

(b)      Reports on Form 8-K   -   None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GERBER CHILDRENSWEAR, INC.
                                                   (Registrant)


DATE:   August 13, 2001                   By: /s/  Edward Kittredge
                                          -------------------------
                                          Edward Kittredge
                                          Chairman, Chief Executive Officer
                                          and President
                                          (Principal Executive Officer)




DATE:   August 13, 2001                   By: /s/  Richard L. Solar
                                          ---------------------------------
                                          Richard L. Solar
                                          Senior Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)




DATE:   August 13, 2001                   By: /s/  David E. Uren
                                          ------------------------------
                                          David E. Uren
                                          Vice President of Finance, Secretary
                                          and Treasurer
                                          (Principal Accounting Officer)