Form 10-Q
period 2001-09-29
GERBER CHILDRENSWEAR INC
filed 2001-11-13
CIK 1052274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-14189

             ------------------------------------------------------

                           GERBER CHILDRENSWEAR, INC.
             (Exact name of registrant as specified in its charter)

             ------------------------------------------------------

             Delaware                                           62-1624764
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)

             ------------------------------------------------------

                                7005 Pelham Road
                              Greenville, SC 29615
                    (Address of principal executive offices)

                                 (864) 987-5200
              (Registrant's telephone number, including area code)

             ------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [ X ]  YES                [     ]   NO

As of November 7, 2001, there were outstanding 8,437,863 shares of Common Stock and 11,396,046 shares of Class B Common Stock.

                           GERBER CHILDRENSWEAR, INC.
                                      INDEX


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets as of September 29, 2001,
         September 30, 2000 and December 31, 2000........................   1

         Condensed Consolidated Statements of Income and Comprehensive
         Income for the quarters ended September 29, 2001 and
         September 30, 2000 and for the nine months ended
         September 29, 2001 and September 30, 2000.......................   2

         Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 29, 2001 and September 30, 2000.....   3

         Notes to Condensed Consolidated Financial Statements............  4-8


Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations...........................................  9-14

Item 3 - Quantitative and Qualitative Disclosures about Market Risk......  14


                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K................................  14

Signatures...............................................................  15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                           GERBER CHILDRENSWEAR, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (UNAUDITED)      (UNAUDITED)          (NOTE)
                                                                   SEPTEMBER 29,    SEPTEMBER 30,      DECEMBER 31,
                                                                       2001              2000              2000
                                                                   -------------    -------------      ------------
ASSETS                                                                              (In thousands)
Current Assets
    Cash and cash equivalents.....................................   $  38,498         $ 16,307          $ 31,203
    Accounts receivable, net......................................      29,486           39,774            36,921
    Inventories...................................................      52,912           71,477            56,937
    Deferred income taxes          ...............................       4,026            4,038             3,085
    Other.........................................................       3,957            1,887             2,562
                                                                   -------------    -------------      ------------
          Total current assets....................................     128,879          133,483           130,708
                                                                   -------------    -------------      ------------

Property, plant and equipment.....................................      54,357           44,599            49,629
    Less accumulated depreciation.................................      20,457           15,548            16,867
                                                                   -------------    -------------      ------------
                                                                        33,900           29,051            32,762
                                                                   -------------    -------------      ------------
Other Assets
    Excess of cost over fair value of net assets acquired, net....      16,039           16,877            16,985
    Other.........................................................       7,860            9,147             9,458
                                                                   -------------    -------------      ------------
          Total other assets......................................      23,899           26,024            26,443
                                                                   -------------    -------------      ------------
                                                                      $186,678         $188,558           $189,913
                                                                   =============    =============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable..............................................    $  9,063         $.10,825           $ 10,825
    Accrued expenses..............................................      13,688           15,856             13,423
    Current portion of long-term debt and capital leases..........       5,507            6,392              7,767
    Income tax payable............................................       3,349            5,772              4,862
                                                                   -------------    -------------      ------------
          Total current liabilities...............................      31,607           38,845             36,877
                                                                   -------------    -------------      ------------

Non-Current Liabilities
    Long-term debt and capital leases, less current portion.......       1,715            7,695              5,621
    Other non-current liabilities.................................      15,991           21,139             20,109
                                                                   -------------    -------------      ------------
          Total non-current liabilities...........................      17,706           28,834             25,730
                                                                   -------------    -------------      ------------

Shareholders' Equity..............................................     137,365          120,879            127,306
                                                                   -------------    -------------      ------------
                                                                      $186,678         $188,558           $189,913
                                                                   =============    =============      ============

Note: The amounts were derived from the audited financial statements at that date.

                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                FOR THE QUARTER ENDED           FOR THE NINE MONTHS ENDED
                                                           -----------------------------------------------------------------
                                                           SEPTEMBER 29,    SEPTEMBER 30,     SEPTEMBER 29,    SEPTEMBER 30,
                                                               2001             2000              2001             2000
                                                           -------------    -------------     -------------    -------------
                                                                            (In thousands, except per share data)
Net sales................................................    $    55,548      $    70,588       $   158,949      $   189,947
Cost of  sales...........................................         40,416           54,136           117,943          144,273
                                                           -------------    -------------     -------------    -------------
Gross margin.............................................         15,132           16,452            41,006           45,674
Selling, general and administrative expenses.............          8,550            8,461            27,318           28,384
Other, net...............................................           (971)              --            (2,765)              --
                                                           -------------    -------------     -------------    -------------
                                                                   7,579            8,461            24,553           28,384
                                                           -------------    -------------     -------------    -------------
Income before interest and income taxes..................          7,553            7,991            16,453           17,290
Interest expense, net of interest income.................           (130)             107              (659)             242
                                                           -------------    -------------     -------------    -------------
Income before income taxes...............................          7,683            7,884            17,112           17,048
Provision for income taxes...............................          2,913            2,810             6,207            5,712
                                                           -------------    -------------     -------------    -------------
Net income...............................................          4,770            5,074            10,905           11,336
    Foreign currency translation.........................          1,248           (1,397)             (579)          (2,313)
                                                           -------------    -------------     -------------    -------------
Comprehensive income.....................................    $     6,018            3,677       $    10,326      $     9,023
                                                           =============    =============     =============    =============

  Earnings per common share..............................    $        24      $        26       $        55      $       .57
  Earnings per common share - diluted....................    $        24      $        25       $        55      $       .57

Denominator
Weighted average shares - basic..........................         19,842           19,792            19,849           19,751
Effect of dilutive securities:
  Nonvested stock/stock options..........................              4              108                16              147
                                                           -------------    -------------     -------------    -------------
Adjusted weighted average shares - diluted...............         19,846           19,900            19,865           19,899
                                                           =============    =============     =============    =============







                             See accompanying notes

                           GERBER CHILDRENSWEAR, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      FOR THE NINE MONTHS ENDED
                                                                                  --------------------------------
                                                                                  SEPTEMBER 29,      SEPTEMBER 30,
                                                                                       2001               2000
                                                                                  -------------      -------------
                                                                                           (In thousands)
OPERATING ACTIVITIES
    Net income..............................................................       $    10,905        $    11,336
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.........................................             5,072              4,648
      Other.................................................................               815             (2,480)
      Changes in assets and liabilities
          Accounts receivable, net..........................................             7,330             (4,351)
          Inventories.......................................................             3,937             (6,434)
          Accounts payable..................................................            (1,754)             1,639
          Other assets and liabilities, net.................................            (6,662)             6,724
                                                                                  -------------      -------------
                                                                                        19,643             11,082
                                                                                  -------------      -------------
INVESTING ACTIVITIES
    Purchases of property, plant and equipment..............................            (5,851)            (6,976)
    Proceeds from sale of property, plant and equipment.....................               191                682
                                                                                  -------------      -------------
                                                                                        (5,660)            (6,294)
                                                                                  -------------      -------------
FINANCING ACTIVITIES
    Principal payments on long-term borrowings and capital leases...........            (6,292)            (5,429)
    Repurchase of common stock..............................................              (336)              (144)
    Other...................................................................                (9)                --
                                                                                  -------------      -------------
                                                                                        (6,637)            (5,573)
                                                                                  -------------      -------------

    Effect of exchange rate changes on cash.................................               (51)              (411)
                                                                                  -------------      -------------

Net increase (decrease) in cash and cash equivalents........................             7,295             (1,196)
Cash and cash equivalents at beginning of period............................            31,203             17,503
                                                                                  -------------      -------------
Cash and cash equivalents at end of period..................................       $    38,498        $    16,307
                                                                                  =============      =============




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash items:
     Obligations under capital leases.......................................       $       128                 --
                                                                                  =============      =============

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

                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5.  INVENTORIES

         Inventories consist of the following (in thousands):

                   September 29, 2001    September 30, 2000    December 31, 2000
                   ------------------    ------------------    -----------------

Raw materials            $ 6,525               $ 7,932               $ 9,514
Work in process            5,268                 9,801                 9,956
Finished goods            41,119                53,744                37,467
                         -------               -------               -------
                         $52,912               $71,477               $56,937
                         =======               =======               =======

6.  INCOME TAXES

         The Company's effective income tax rate was 37.9% and 35.6% for the quarters ended September 29, 2001 and September 30, 2000, respectively and was 36.3% and 33.5% for the nine months ended September 29, 2001 and September 30, 2000, respectively. The third quarter 2001 rate was higher than the statutory rates due to goodwill amortization, most of which is not deductible for federal and state income tax purposes, partially offset by lower foreign earnings for the quarter, certain of which are taxed at lower rates than in the United States. The rates for the remaining periods were lower than the statutory rates due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.


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

BUSINESS SEGMENTS

                                                                FOR THE QUARTER ENDED           FOR THE NINE MONTHS ENDED
                                                           ------------------------------     ------------------------------
                                                           SEPTEMBER 29,    SEPTEMBER 30,     SEPTEMBER 29,    SEPTEMBER 30,
                                                                2001             2000              2001             2000
                                                           -------------    -------------     -------------    -------------
Net sales:
    Apparel.............................................       $  41,153        $  56,096         $ 112,445        $ 138,960
    Hosiery.............................................          14,395           14,492            46,504           50,987
                                                           -------------    -------------     -------------    -------------
Total net sales.........................................       $  55,548        $  70,588         $ 158,949        $ 189,947
                                                           =============    =============     =============    =============

Income before interest and income taxes:
    Apparel.............................................       $   7,085        $   6,436         $  14,445         $ 11,156
    Hosiery.............................................             468            1,555             2,008            6,134
                                                           -------------    -------------     -------------    -------------
Total income before interest and income taxes...........       $   7,553        $   7,991         $  16,453         $ 17,290
                                                           =============    =============     =============    =============

Depreciation and amortization:
    Apparel.............................................       $   1,084        $     725         $   2,530         $  2,216
    Hosiery.............................................             826              812             2,542            2,432
                                                           -------------    -------------     -------------    -------------
Total depreciation and amortization.....................       $   1,910        $   1,537         $   5,072         $  4,648
                                                           =============    =============     =============    =============

Capital additions:
    Apparel.............................................       $     768        $   1,687         $   3,895         $  4,027
    Hosiery.............................................             459            1,080             1,956            2,949
                                                           -------------    -------------     -------------    -------------
Total capital additions.................................       $   1,227        $   2,767         $   5,851         $  6,976
                                                           =============    =============     =============    =============

                                                           SEPTEMBER 29,    SEPTEMBER 30,      DECEMBER 31,
                                                                2001             2000              2000
                                                           -------------    -------------     -------------
Assets:
    Apparel.............................................       $ 137,326        $ 140,123         $ 140,323
    Hosiery.............................................          49,352           48,435            49,590
                                                           -------------    -------------     -------------
Total assets............................................       $ 186,678        $ 188,558         $ 189,913
                                                           =============    =============     =============

Inventories (included in assets):
    Apparel.............................................       $ .41,157        $  61,682         $  48,047
    Hosiery.............................................          11,755            9,795             8,890
                                                           -------------    -------------     -------------
Total inventories (included in assets)..................       $  52,912        $  71,477         $  56,937
                                                           =============    =============     =============

\\
                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


8.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)

GEOGRAPHIC AREAS

                                                               FOR THE QUARTER ENDED            FOR THE NINE MONTHS ENDED
                                                           ------------------------------    -------------------------------
                                                           SEPTEMBER 29,    SEPTEMBER 30,    SEPTEMBER 29,     SEPTEMBER 30,
                                                                2001             2000             2001              2000
                                                           -------------    -------------    -------------     -------------
Net sales:
    United States.......................................       $  50,109        $  65,439        $ 143,352         $ 173,905
    All other...........................................           5,439            5,149           15,597            16,042
                                                           -------------    -------------    -------------     -------------
Total net sales.........................................       $  55,548        $  70,588        $ 158,949         $ 189,947
                                                           =============    =============    =============     =============

Income before interest and income taxes:
    United States.......................................       $   7,556        $   6,983         $ 15,571         $  15,053
    All other...........................................              (3)           1,008              882             2,237
                                                           -------------    -------------    -------------     -------------
Total income before interest and income taxes...........       $   7,553        $   7,991         $ 16,453         $  17,290
                                                           =============    =============    =============     =============

                                                           SEPTEMBER 29,    SEPTEMBER 30,     DECEMBER 31,
                                                                2001             2000             2000
                                                           -------------    -------------    -------------
Assets:
    United States.......................................       $ 162,186        $ 165,570        $ 165,032
    All other...........................................          24,492           22,988           24,881
                                                           -------------    -------------    -------------
Total assets............................................       $ 186,678        $ 188,558        $ 189,913
                                                           =============    =============    =============


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

                           GERBER CHILDRENSWEAR, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


9.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

         In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes Accounting Principles Bulletin No. 17, "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (a) goodwill and indefinite lived intangible assets will no longer be amortized, (b) goodwill will be tested for impairment at least annually, (c) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (d) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. Currently, amortization of goodwill and acquisition costs amounts to approximately $260,000 per quarter. The Company is currently in the process of testing goodwill for impairment and has not determined the effect, if any, on its consolidated financial position, results of operations and cash flows.

         The Financial Accounting Standards Board also recently issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 establishes accounting standards for the recognition and measurement of long-lived assets held for use or held for disposal. This statement is required to be adopted by the beginning of 2002. The Company is evaluating the impact of this standard and has not yet determined the effect of adoption on our consolidated financial position, results of operations and cash flows.


10.  CURTAILMENT GAIN ON POSTRETIREMENT PLAN

         The Company decided to change and later discontinue the postretirement health care plan ("Postretirement Plan") which resulted in a $2.8 million gain on curtailment of postretirement benefit costs for the nine months ended September 29, 2001. In January of 2001, the Company decided to change eligibility requirements of the Postretirement Plan resulting in $1.8 million gain on curtailment of postretirement benefit costs. In addition, the Company discontinued the Postretirement Plan, except for employees currently participating in the Postretirement Plan, effective August 1, 2001. The discontinuance of the Postretirement Plan resulted in an additional gain on curtailment of postretirement benefit costs of approximately $1.0 million.


11.  WARRANT CONVERSION

         During August 2001, the Company issued 2,953,731 shares of stock to Citicorp Mezzanine Partners, L.P. ("CMP"). These shares were issued in a cashless exercise of all of CMP's warrants to purchase shares of Class B Common Stock. Simultaneously, CMP converted 250,000 shares of Class B Common Stock into an equal number of shares of Common Stock.

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


THIRD QUARTER ENDED SEPTEMBER 29, 2001 COMPARED TO THIRD QUARTER ENDED SEPTEMBER 30, 2000

         Net sales. Apparel net sales were $41.2 million for the third quarter of 2001, a decrease of $14.9 million or 26.6% below net sales of $56.1 million for the third quarter of 2000. The Apparel sales decline was primarily due to unit declines in fashion/seasonal products. The Company placed less emphasis on developing fashion/seasonal products for 2001 with sales of $5.9 million versus $20.9 million in 2000. Sales of Apparel basic products were flat to last year's sales, overcoming lost sales to key customers who filed bankruptcy (two of which ultimately liquidated), increased promotional activity by competition as well as retailers seeking to lower inventory levels to reflect a general softening of sales in the marketplace. Hosiery net sales were $14.4 million in the third quarter of 2001, a decrease of $0.1 million or 0.7% below net sales of $14.5 million for the third quarter of 2000.

         Gross margin. Gross margin as a percentage of net sales increased from 23.3% in 2000 to 27.2% in 2001. The increase in gross margin in 2001 was due to higher margins achieved on Apparel sales as a result of more efficient operations, reduced domestic manufacturing, and discontinuance of less profitable product lines, offset in part by lower Hosiery margins due to domestic cost increases arising from lowered production levels and promotional pricing in European markets.

         Selling, general & administrative expenses. Selling, general and administrative expenses ("SG&A") increased slightly in absolute dollars and increased as a percentage of net sales to 15.4% in the third quarter of 2001, from 12.0% in 2000. The percentage increase was primarily due to a 21.3% sales decline.

         Other. Represents a gain on the discontinuance of the Company's postretirement health care plan ("Postretirement Plan"), except for employees currently participating in the Postretirement Plan, effective August 1, 2001. The discontinuance of the Postretirement Plan resulted in a gain on curtailment of postretirement benefit costs of approximately $1.0 million.

         Income before interest and income taxes. Apparel income before interest and income taxes ("EBIT") was $7.1 million in the third quarter of 2001 compared to $6.4 million in the third quarter of 2000. The increase in Apparel EBIT in 2001 was the result of the improved gross margin percentage and the $1.0 million gain reported above in Other. Hosiery EBIT was $0.5 million in the third quarter of 2001 compared with $1.6 million in the third quarter of 2000. The decrease in Hosiery EBIT was the result of both lower sales volumes and lower gross margins due to domestic cost increases and promotional pricing in European markets.

         Interest expense, net of interest income. The Company had net interest income of $130,000 in the third quarter of 2001 compared to net interest expense of $107,000 in the third quarter of 2000. The change in interest expense is due to reduced debt and higher cash balances maintained in 2001, partially arising from the Company's lower overall inventory levels.

         Provision for income taxes. Provision for income taxes was $2.9 million in the third quarter of 2001 compared to $2.8 million in the third quarter of 2000. The effective tax rate was 37.9% for 2001 compared to 35.6% for 2000. The 2001 rate was higher in the third quarter of 2001 due to goodwill amortization, most of which is not deductible for federal and state income tax purposes, and reduced foreign earnings that are typically taxed at lower rates than in the United States. The rate for the third quarter of 2000 was lower than the statutory rates due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

         Net income. As a result of the above, net income for the third quarter was $4.8 million in 2001 compared to $5.1 million in 2000.


NINE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Net sales. Apparel net sales were $112.4 million for the first nine months of 2001, a decrease of $26.6 million or 19.1% below net sales of $139.0 million for the first nine months of 2000. The Apparel sales decline was due to unit declines in both basic products and fashion/seasonal products. The Company placed less emphasis on developing fashion/seasonal products for 2001 with sales of $9.9 million versus $29.8 million in 2000. Sales of Apparel basic products were 6.1% below last year's sales, reflecting lower sales as a result of customer bankruptcies, increased promotional activity by competition as well as retailers seeking to lower inventory levels to reflect a general softening of sales in the marketplace. Hosiery net sales were $46.5 million in the first nine months of 2001, a decrease of $4.5 million or 8.8% below net sales of $51.0 million for the first nine months of 2000, due to unit declines, increased promotional pricing reflecting competitive pressures and retailers maintaining lower inventory levels, plus a drop in the average exchange rate between the Irish Punt/Euro and the U.S. Dollar in the translation of the Irish operations.

         Gross margin. Gross margin as a percentage of net sales increased from 24.0% in 2000 to 25.8% in 2001. The increase in gross margin in 2001 was due to higher margins achieved on Apparel sales as a result of more efficient operations, reduced domestic manufacturing, discontinuance of less profitable product lines, and unexpected losses on imported merchandise in the prior year, offset in part by lower Hosiery margins due to domestic cost increases and promotional pricing in European markets.

         Selling, general & administrative expenses. Selling, general and administrative expenses ("SG&A") decreased in absolute dollars but increased as a percentage of net sales to 17.2% in the first nine months of 2001, from 14.9% in 2000. The percentage increase was due to the 3.8% reduction in expenses in absolute dollars falling short of the 16.3% sales decline.

         Other. Represents a $2.8 million gain on curtailment of postretirement benefit costs associated with the Company's decision to change and later discontinue the Postretirement Plan. In January of 2001, the Company decided to change eligibility requirements of the Postretirement Plan resulting in $1.8 million gain on curtailment of postretirement benefit costs. In addition, the Company later discontinued its Postretirement Plan, except for employees currently participating in the Postretirement Plan, effective August 1, 2001. The discontinuance of the Postretirement Plan resulted in an additional gain on curtailment of postretirement benefit costs of approximately $1.0 million.

         Income before interest and income taxes. Apparel income before interest and income taxes ("EBIT") was $14.4 million in the first nine months of 2001 compared to $11.2 million in the first nine months of 2000. The increase in Apparel EBIT in 2001 was the result of the improved gross margin percentage, lower SG&A expenses and the $2.8 million gain reported above in Other. Hosiery EBIT was $2.0 million in the first nine months of 2001 compared with $6.1 million in the first nine months of 2000. The decrease in Hosiery EBIT was the result of both lower sales volumes and lower gross margins due to domestic cost increases and promotional pricing in European markets.

         Interest expense, net of interest income. The Company had net interest income of $0.7 million in the first nine months of 2001 compared to net interest expense of $0.2 million in the first nine months of 2000. The change in interest expense is due to reduced debt and higher cash balances maintained in 2001, partially arising from the Company's lower overall inventory levels.

         Provision for income taxes. Provision for income taxes was $6.2 million in the first nine months of 2001 compared to $5.7 million in the first nine months of 2000. The effective tax rate was 36.3% for 2001 compared to 33.5% for 2000. The Company's effective income tax rate reflects the impact of foreign earnings, certain of which are taxed at lower rates than in the

United States, partially offset by goodwill amortization, most of which is not deductible for federal and state income tax purposes.

         Net income. As a result of the above, net income for the first nine months was $10.9 million in 2001 compared to $11.3 million in 2000.


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

         Net cash provided by operating activities for the nine months ended September 29, 2001 and September 30, 2000 was $19.6 million and $11.1 million, respectively. The increase in cash provided by operating activities in the first nine months of 2001 compared to 2000 was primarily due to changes in the Company's working capital accounts. Historically, the Apparel segment builds inventory in the first nine months of the year to support third and fourth quarter sales volumes of certain fashion/seasonal products. In 2001, inventories decreased by approximately $3.9 million as the Company placed less emphasis on developing fashion/seasonal products and continued to reduce inventories through improvements in production planning and procurement practices. In addition, Apparel sales declined in the first nine months of 2001 due to increased promotional activity by competitors as well as retailers seeking to lower overall inventory levels due to the general softening of sales in the marketplace. These sales reductions primarily resulted in the lower accounts receivable balance at the end of the first nine months as compared to the prior year. Accounts payable decreased in 2001 due to less purchases in the first nine months related to fashion/seasonal products and due to the timing of purchases and payments. Other assets and liabilities, net primarily decreased in 2001 due to the Company changing and later discontinuing its Postretirement Plan and due to lower accruals needed for group benefits and advertising.

         Capital expenditures were $5.9 million and $7.0 million for the first nine months of 2001 and 2000, respectively. These expenditures consisted primarily of building/leasehold improvements, manufacturing equipment, purchases of office equipment and upgrades of information systems.

         Net cash used in financing activities was $6.6 million and $5.6 million for the first nine months of 2001 and 2000, respectively. The cash used in financing activities primarily consisted of repayments on the Company's credit agreement and/or other long-term borrowing arrangements. In addition, in March 2001 the Company made an excess cash flow payment as required under the credit agreement of approximately $2.1 million. In May 2001, the Company lowered the revolving committed amount under the Credit Agreement from $60.0 million to $20.0 million due to the increased amount of cash on hand.

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


WARRANT CONVERSION

         During August 2001, the Company issued 2,953,731 shares of stock to Citicorp Mezzanine Partners, L.P. ("CMP"). These shares were issued in a cashless exercise of all of CMP's warrants to purchase shares of Class B Common Stock. Simultaneously, CMP converted 250,000 shares of Class B Common Stock into an equal number of shares of Common Stock


RECENT ACCOUNTING PRONOUNCEMENTS

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

         In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes Accounting Principles Bulletin No. 17, "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (a) goodwill and indefinite lived intangible assets will no longer be amortized, (b) goodwill will be tested for impairment at least annually, (c) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (d) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. Currently, amortization of goodwill and acquisition costs amounts to approximately $260,000 per quarter. The Company is currently in the process of testing goodwill for impairment and has not determined the effect, if any, on its consolidated financial position, results of operations and cash flows.

         The Financial Accounting Standards Board also recently issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 establishes accounting standards for the recognition and measurement of long-lived assets held for use or held for disposal. This statement is required to be adopted by the beginning of 2002. The Company is evaluating the impact of this standard and has not yet determined the effect of adoption on our consolidated financial position, results of operations and cash flows.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not utilize derivative financial or commodity based instruments for trading or for speculative purposes but does utilize them in the regular course of business. A review of the Company's financial instruments and risk exposures at September 29, 2001 revealed that the Company had exposure to interest rate and foreign currency exchange rate risks. The Company performed sensitivity analysis at December 31, 2000 to assess the potential effect of a change in the interest rate and a change to the foreign currency exchange rates and concluded that near-term changes in either should not materially affect the Company's financial position, results of operations or cash flows. The Company has experienced no significant changes in these financial instruments or risk exposures during the first nine months of 2001 and thus believes that the Company's year-end assessment is still appropriate at September 29, 2001.



                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits  - None

(b) Reports on Form 8-K   -   None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GERBER CHILDRENSWEAR, INC.
                                                   (Registrant)


DATE:   November 13, 2001                   By: /s/  Edward Kittredge
                                            ---------------------------------
                                            Edward Kittredge
                                            Chairman, Chief Executive Officer
                                            and President
                                            (Principal Executive Officer)



DATE:   November 13, 2001                   By: /s/  Richard L. Solar
                                            ---------------------------------
                                            Richard L. Solar
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)



DATE:   November 13, 2001                   By: /s/  David E. Uren
                                            ---------------------------------
                                            David E. Uren
                                            Vice President of Finance, Secretary
                                            and Treasurer
                                            (Principal Accounting Officer)