Form 10-K
period 2001-12-31
GERBER CHILDRENSWEAR INC
filed 2002-03-28
CIK 1052274

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      (Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-14189

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

      As of March 25, 2002, there were outstanding 8,414,660 shares of Common Stock and 11,396,046 shares of Class B Common Stock. As of March 25, 2002, the aggregate market value of the shares of Common Stock held by nonaffiliates of the registrant (based on the closing price for the Common Stock on the New York Stock Exchange on March 25, 2002) was approximately $35,762,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held May 21, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
Item 1.  Business .....................................................       4
Item 2.  Properties ...................................................       9
Item 3.  Legal Proceedings ............................................       9
Item 4.  Submission of Matters to a Vote of Security Holders ..........       9

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters ..........................................      10
Item 6.  Selected Financial Data ......................................      11
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ....................................      12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ...      18
Item 8.  Financial Statements and Supplementary Data ..................      19
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure .....................................      19

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ...........      19
Item 11. Executive Compensation .......................................      19
Item 12. Security Ownership of Certain Beneficial Owners and
         Management ...................................................      20
Item 13. Certain Relationships and Related Transactions ...............      20

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K .....................................................      20

           SAFE-HARBOR STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

      This report includes "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events that involve known and unknown risks and uncertainties, including, without limitation, those associated with the effect of international, national and regional economic and political conditions, the overall level of consumer spending, the performance of the Company's products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, competition and financial difficulties encountered by customers. All statements other than statements of historical facts included in this annual report, including, without limitation, the statements under Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct and actual results, performance or events could differ materially from those expressed in such statements.

References in this annual report on Form 10-K (the "Report") to the "Company" shall, as the context requires, refer to Gerber Childrenswear, Inc. (and its predecessor), together with its wholly-owned direct and indirect subsidiaries. References in this Report to "Gerber" shall, as the context requires, collectively refer to Apparel Operations of Gerber Childrenswear, Inc., GCW Holdings, Inc., Costura Dominicana, Inc., Gerber Childrenswear Canada, Inc. (a Delaware corporation formed in 1998), GCI IP Sub, Inc., Costura Matamoros S.A. de C.V. (a Mexican corporation formed in 1998) and GCW Mexico S.A. de C.V. (a Mexican corporation formed in 1998). References in this Report to "Auburn" shall, as the context requires, collectively refer to the Hosiery Operations of Auburn Hosiery Mills, Inc., GCI Spainco, S.L. (a Spanish corporation formed in
1998), Sport Socks Co. (Belgium) BVBA (a Belgian corporation formed in 1999), Sport Socks Co. (UK) Limited and Sport Socks Co. (Ireland) Limited, each a wholly-owned direct or indirect subsidiary of Gerber Childrenswear, Inc.

                                     PART I

ITEM 1. BUSINESS.

HISTORY

      Gerber Childrenswear, Inc. (the "Company") was formed and became a single corporate entity through the merger in April 1989 of four separate companies acquired by Gerber Products Company ("GPC"). In January 1996, Gerber Childrenswear, Inc. was acquired by GCIH, Inc. ("GCIH") from GPC for approximately $61.5 million in cash and a $12.5 million promissory note. The equity of GCIH was primarily held by Citicorp Venture Capital, Ltd. ("CVC"), management and directors. Gerber conducts the apparel segment of the Company's business, which consists of the production and sale of infant and toddler sleepwear, underwear, bedding, bath, cloth diapers and other products, under the Gerber, Baby Looney Tunes, Little Suzy's Zoo and Curity licensed brand names, the Onesies trademark and private labels.

      The Company acquired all of the capital stock of Auburn in December 1997 for approximately $40.0 million in cash (the "Auburn Acquisition"). Auburn conducts the hosiery segment of the Company's business, which consists of the production and sale of branded sport socks, under licensed brand names such as Wilson, Converse, and Coca-Cola to major retailers in the United States and/or Europe.

      In connection with the consummation of the Company's Initial Public Offering in June 1998, GCIH and Gerber consummated a series of transactions pursuant to which GCIH was recapitalized and reorganized and Gerber was merged into GCIH.

      The Company is a Delaware corporation. The Company's principal offices are located at 7005 Pelham Road, Greenville, SC 29615, and its telephone number is
(864) 987-5200.

BUSINESS SEGMENTS

      APPAREL SEGMENT

            The apparel segment consists of the production and sale of infant and toddler sleepwear, underwear, bedding, bath, cloth diapers and other products under the Gerber, Baby Looney Tunes, Little Suzy's Zoo and Curity brand names, the Onesies trademark and private labels. Gerber Childrenswear, Inc. is a leading marketer of infant and toddler apparel and related products, offering products under its flagship brand, Gerber, as well as the Baby Looney Tunes and Curity brand names, the Onesies trademark and the Little Suzy's Zoo brand. The Gerber name and baby head logo are among the best recognized in the infant and toddler industry. The Company believes that Gerber is the leading provider of infant and toddler apparel and related products, based on dollar volume and breadth of product offering, to volume retailers which has historically constituted the fastest growing segment of the retail industry. The Company also distributes products to mid-tier department stores and specialty retailers. Gerber holds a leading market share, based on dollar volume, in its distribution channels in the underwear and cloth diaper categories.

      HOSIERY SEGMENT

            The hosiery segment consists of the production and sale of sport and casual socks under the Wilson, Coca-Cola, and Converse names to major retailers in the United States and/or Europe. Auburn has operations in the United States and Ireland. Auburn markets to a diversified customer base in the U.S. and Europe, including volume retailers, department stores, wholesale clubs and major sporting good chains. These strong brand names and Auburn's long-term reputation for quality facilitate a multi-channel distribution strategy. Auburn competes in these distribution channels by offering its branded products at competitive prices, operating as a low-cost producer, servicing customers with quick turnaround and maintaining strong customer relations.

      BUSINESS SEGMENT DATA

            For information regarding net sales, income (loss) before interest and income taxes and assets by industry segment and geographic area, reference is made to the information presented in Note 15 "Business Segments and Geographic Areas" to the consolidated financial statements.

GENERAL

MANUFACTURING AND SOURCING

            Through its own and third party manufacturing operations, Gerber is able to monitor the knitting, cutting, sewing, embroidering and packaging of its products. Over the last several years, Gerber has formed strategic relationships worldwide to obtain quality products at a low cost. The Company believes that the combination of domestic and foreign production helps Gerber maintain competitive pricing by keeping costs low while fulfilling customer demand for fast turnaround on orders.

            Gerber has four manufacturing operations, including one in South Carolina, two Caribbean Basin Initiative ("CBI") facilities in the Dominican Republic and one NAFTA facility in Mexico. Effective October 1, 2000, the CBI eliminated duties and quotas on the Company's apparel products manufactured in the CBI countries and sold in the U.S. These products must be manufactured from fabrics wholly formed in the U.S. of U.S. yarns and cut in either the U.S. or countries covered by the CBI. As an additional qualification, U.S. sewing thread must be used if the fabric is cut in CBI countries.

            Gerber utilizes third party vendors and has entered into relationships with vendors primarily in the U.S., Estonia, China, India, Guatemala and Mexico. These relationships are intended to be strategic and long-term in nature. These vendors are expected to provide labor and conduct hiring practices consistent with local laws as well as the Company's initiative that all vendors will become Worldwide Responsible Apparel Production ("WRAP") certified. Pricing terms are negotiated on an item-by-item basis.

            Hosiery segment manufacturing requires a capital intensive process through which the sock is knit in the greige, the toe is closed, the sock is bleached or dyed and then packaged for distribution. In the U.S., Auburn conducts knitting and toe closing operations at its manufacturing facility in Adairville, Kentucky. The Adairville facility houses technologically advanced knitting and sewing equipment. A computerized monitoring system of the knitting machinery increases efficiency, usage rates and productivity. Auburn's bleaching, dyeing, finishing, packaging and shipping operations are conducted at its facility in Auburn, Kentucky with a portion of these operations, other than shipping, also performed on a contract basis in Mexico. Technological advances, other control mechanisms, as well as sourcing from Mexico a portion of its manufacturing processes, allow Auburn to offer high quality, branded sport socks at competitive prices.

            Outside the U.S., Auburn operates a facility in Cahirciveen, County Kerry, Ireland and a newly opened plant in Tralee, Ireland which conduct knitting, sewing, bleaching, packaging and shipping functions using machinery, processes and technology virtually identical to those of the U.S. facilities. The Ireland business primarily supplies the European market with the branded American-style sports socks. In addition, the Company has a similar computerized monitoring system in its Cahirciveen, Ireland as in its Kentucky facility, which has increased efficiency and productivity at these facilities. The Company opened the Tralee, Ireland facility in February 2001 which increased the capacity to service the European market.

      CUSTOMERS

            Certain of the Company's volume retailer and mid-tier department store customers account for significant portions of the Company's net sales. Apparel segment sales to its top 10 customers represent approximately 85%, 83% and 84% of total 2001, 2000 and 1999 sales, respectively. The Apparel segment had sales to Wal-Mart and two other customers that accounted for 36%, 14% and 12% of total Apparel Sales in 2001, respectively; 32%, 13% and 12% of total Apparel sales in 2000, respectively; 37%, 11%, and 11% of total Apparel sales in 1999, respectively. The Hosiery segment had sales to Wal-Mart that accounted for 53%, 48% and 51% of 2001, 2000 and 1999 sales, respectively.

            The Company generally does not enter into long-term or other purchase agreements with its customers. Customer orders are received by the Company through one of two methods. With the exception of fashion-oriented and seasonal products, most customer orders are tied to a planogram, which is established by customers for setting up displays within their stores. Generally, planograms are revised annually in these merchandise categories. The Company's customers, based on sales data captured at cash registers, generate orders for replenishment goods which are transmitted to the Company through its electronic data interchange ("EDI") systems. Replenishment orders for planogram merchandise are generally filled within three days. Under the second method, customer orders for fashion-oriented and seasonal products (e.g., thermal underwear) are received on a purchase order basis, and such orders are filled without an in-season reorder expectation.

      COMPETITION

            The infant and toddler apparel market is highly competitive. Both branded and private label manufacturers compete in the infant and toddler apparel markets. Competition generally is based upon product quality, brand name recognition, price, selection, service and convenience. Gerber's primary competitors include the Hanes subsidiary of the Sara Lee Corporation, The William Carter Company, licensed products and firms using character licenses from Walt Disney Company, Inc. and others. Gerber also competes with certain retailers, including several which are customers of the Company, which have significant private label product offerings. Gerber's ability to compete depends, in substantial part, on the continued high regard for the Gerber brand name and the ability of Gerber to continue to offer high-quality products at competitive prices.

            The hosiery industry is highly fragmented and has significant branded and private label components. Competition is generally in terms of price, quality, service, brand recognition and style. Auburn's primary competitors include Hanes, which has the largest share of the market, Renfro Corporation, Neuville Industries, Inc. and the Russell Corporation. Auburn also competes with certain retailers, including several which are customers of the Company, which have significant private label product offerings. In addition, Auburn competes with private label manufacturers, including small, local manufacturers and large, public companies.

      PATENTS, LICENSES AND TRADEMARKS

            The Company is largely dependent on the use of the Gerber name. The Gerber name and trademark are exclusively licensed to the Company from GPC for use on certain clothing and textile products in the infant and toddler apparel market in the U.S., Canada and the Caribbean. The product categories covered by the Gerber license include infant and toddler shoes, underwear, sleepwear (including blanket sleepers, pajamas and sleep 'n play), playwear, bed and bath products, reusable cloth diapers and diaper liners, bibs, hosiery, swimwear and gift sets and layette incorporating the above articles, in each case targeted to infants and toddlers. The terms and conditions for use of the Gerber name for other product categories must be negotiated by the Company on an individual basis. The Gerber license extends through 2006, after which there are two five-year renewal periods. GPC retains the rights under the license to produce, distribute, advertise and sell, and to authorize others to produce, distribute, advertise and sell, products under the Gerber name, other than clothing and textile products. The Company was not required to pay royalty fees to GPC until 2002, although the Company has been recording royalty expense to reflect such fees over the initial license period. For a discussion of the royalty accrual to GPC see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

            The Company also licenses the Baby Looney Tunes brand name from the Warner Brothers division of AOL-Time Warner, Inc. ("Warner Brothers"), the Curity brand name from The Kendall Company and the Little Suzy's Zoo brand name from Suzy's Zoo. The Company is licensed to use the Baby Looney Tunes and Little Suzy's Zoo brand names in the U.S. and Canada and the Curity brand name in the U.S. and internationally. The Baby Looney Tunes, Curity and Little Suzy's Zoo licenses are limited to certain product categories, including, in the case of Baby Looney Tunes and Little Suzy's Zoo, bath products, bedding, sleepwear, underwear, footwear, layette and infant and toddler playwear, and in the case of Curity, cloth diapers and diaper liners, underwear, hosiery, sleepwear (including blanket sleepers and sleep `n play) and certain other products, in each case for infants and toddlers. The Curity license automatically renews for periods of ten years. The Baby Looney Tunes license extends through December 31, 2003. The Little Suzy's Zoo license expires on December 31, 2002. Any subsequent renewals will be the subject of good faith negotiations. The Company owns the Onesies trademark.

            Auburn also licenses properties from different companies for its products. The license from Wilson Sporting Goods Co. ("Wilson") has recently been renewed through December 31, 2007. Auburn has held this license since 1982. The license from Wilson can be terminated by Wilson if the employment of either Kevin K. Angliss or Donald J. Murphy with Auburn terminates. The license from Converse Inc. ("Converse") expires on December 31, 2004 with a two year renewal option if certain sales targets are met. This license can be terminated by Converse if Kevin K. Angliss and/or Timothy Graham are no longer the principal managers of Auburn's Converse brand product line. Messrs. Angliss, Murphy and Graham do not have employment agreements with Auburn. The Company decided not to renew the Coca-Cola Company ("Coca-Cola") license in the U.S. as sales under this license were not sufficient to warrant its renewal at December 31, 1999. The Coca-Cola license for Europe expired on December 31, 2001 and management is currently negotiating a renewal of this license. All of these licenses have particular geographic and other limitations, and the Company negotiates the terms and conditions for the use of such trademarks outside such limitations on an individual basis. The products covered by the licenses include: (i) sport socks in the case of Wilson; (ii) men's, women's and youth's hosiery in all color combinations and styles in the case of Converse; and (iii) athletic and casual socks in the case of Coca-Cola.

      RAW MATERIALS

            The Company depends on certain raw materials such as yarn for the manufacturing of its products. The Company actively manages its cost through contracts with its yarn suppliers with terms of up to one year. With the exception of suppliers located in Ireland, the United Kingdom, Spain, Italy and Germany, which provide yarn to the Company's Irish subsidiary, all of the Company's yarn suppliers are located in the U.S. None of the foreign suppliers, either individually or in the aggregate, provide material quantities of yarn to the Company. Management believes that none of these suppliers are material and that there are many alternate sources from which yarn may be readily obtained.

      COST OF ENVIRONMENTAL COMPLIANCE

            The Company's manufacturing facilities and operations are subject to certain federal, state, local and foreign laws and regulations relating to environmental protection and occupational health and safety, including those governing wastewater discharges, air emissions, the management and disposal of solid and hazardous wastes, and the remediation of contamination associated with the release of hazardous substances. Prior to its acquisition by the Company, Auburn was cited for discharging contaminants into the sewer system from its facility in Auburn, Kentucky in excess of the amounts allowed under its permits. The city has been working with Auburn to remedy the problem, and the Company purchased approximately $0.4 million in additional wastewater pretreatment equipment in 2001. Auburn is currently operating under a compliance schedule to reach the permitted levels of contaminants in the process wastewater. The compliance schedule and discharge permit expire on March 31, 2002. At present all contaminants are within prescribed levels except for ammonia. Auburn has received a draft permit renewal, which is identical to the current permit, but without a compliance schedule. Auburn requested in late February 2002 an extension of the compliance schedule for a period of six months for ammonia. As of the present date, no response has been received.

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

      BACKLOG OF ORDERS

            The EDI system has significantly reduced the average order period, which effectively reduces backlog. At December 31, 2001, the Company's backlog of orders for its products, all of which were expected to be shipped during 2002, was approximately $6.4 million, compared to approximately $13.6 million and $19.5 million at December 31, 2000 and December 31, 1999, respectively. The reductions in backlog reflect a decrease in seasonal products, an increase in the percentage of business done in replenishment products and the overall reduction in sales. Backlog as of any given date may not be indicative of backlog at a subsequent date. Therefore, a comparison of backlog from period to period is not necessarily an accurate indicator of eventual shipments.

      EMPLOYEES

            As of December 31, 2001, the Company had approximately 2,400 employees including approximately 900 in the U.S. and approximately 1,500 in foreign countries. None of the Company's domestic employees are members of unions or are otherwise party to a collective bargaining agreement. Certain of the Company's employees in Mexico and Ireland are subject to a collective bargaining agreement and to the national wage agreement, respectively. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

            The following table sets forth the principal real property owned or leased by the Company as of December 31, 2001:

                                                                     Owned or       Approximate
           Location                           Use                     Leased     Floor Space (S.F.)
------------------------------   -------------------------------     --------    ------------------
APPAREL SEGMENT:

   Ballinger, TX                 Idle                                 Owned            85,000
   Evergreen, AL                 Warehouse, Distribution              Leased          255,000
   Dominican Republic
     (Two Facilities)            Manufacturing                        Leased           71,000
   Lumberton, NC
     (Two Facilities)            Leased, Idle                         Owned           183,000
   Pelzer, SC (Two Facilities)   Manufacturing, Distribution          Owned           804,000
   Matamoros, Mexico             Manufacturing                        Leased           74,000

HOSIERY SEGMENT:

   Adairville, KY                Manufacturing                        Owned            72,000
   Auburn, KY                    Manufacturing, Distribution and
                                   Administration                     Owned           160,000
   Cahirciveen, Ireland          Manufacturing, Distribution and
     (Two Facilities)              Administration                     Leased           63,000
   Tralee, Ireland               Manufacturing and Distribution       Owned            50,000

            In addition to the facilities described above, the Company leases 53,000 square feet for its headquarters in Greenville, South Carolina. The Company also leases approximately 21,000 square feet for its executive offices and showroom in New York, New York. From time to time, the Company also uses storage space in warehouses in Adairville, Kentucky for Hosiery and Evergreen, Alabama for Apparel. The Company holds a purchase option for the Evergreen, Alabama warehouse which is exercisable at any time during the 15 year lease term at a price of two dollars. The Company also holds a purchase option on the Matamoros, Mexico lease which is exercisable at the end of the initial lease term or during any subsequent extension for a price of approximately $2.6 million. The Company leased the Lumberton Cut facility in September 2001 and sold the Lumberton Sew facility in March 2002 for approximately $0.5 million.

ENVIRONMENTAL AND OTHER REGULATORY MATTERS

            For a discussion of environmental and other regulatory matters see "Item 1. Business - General - Cost of Environmental Compliance."

ITEM 3. LEGAL PROCEEDINGS.

            The Company is involved from time to time in various routine legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of its business. The Company has been active in actions against infringements on its trademarks. In the opinion of the Company's management, the resolution of such matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION FOR COMMON STOCK

            Gerber Childrenswear, Inc.'s Common Stock is traded on the New York Stock Exchange (ticker symbol: GCW). The following table reflects the range of high and low selling prices of Gerber Childrenswear, Inc.'s Common Stock by quarter for the last two years (rounded to the nearest cent).

                                                   2001                2000
                                                   ----                ----
                                              HIGH       LOW      HIGH       LOW
                                              ----       ---      ----       ---
First Quarter ..........................      6.10      4.50      5.25      4.00
Second Quarter .........................      7.10      5.28      5.44      4.00
Third Quarter ..........................      6.69      5.90      6.50      5.06
Fourth Quarter .........................      6.70      5.70      6.31      4.25

HOLDERS

            At March 25, 2002, there were approximately 77 holders of record of Common Stock and three holders of record of Class B Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

ANNUAL FINANCIAL DATA

            The following table presents selected historical consolidated financial information of the Company as of and for each of the five years and the period ended December 31, 2001. The selected financial data of the Company as of and for each of the five years and the period ended December 31, 2001 has been derived from the financial statements of the Company. The selected financial data should be read in conjunction with the Consolidated Financial Statements and the related notes as indexed on page F-1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7.

                                                                    YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------
INCOME STATEMENT DATA:                                    2001      2000      1999      1998    1997 (a)
                                                          ----      ----      ----      ----    --------
                                                               (In millions, except per share data)
Net sales ............................................   $209.5    $259.2    $278.8    $278.5    $202.0
Cost of sales ........................................    155.8     196.6     212.2     209.5     146.3
                                                         ------    ------    ------    ------    ------
Gross margin .........................................     53.7      62.6      66.6      69.0      55.7
Selling, general and administrative expenses .........     36.3      37.5      42.0      38.5      27.7
Stock compensation (b) ...............................       --        --        --        --       9.5
Other (c) ............................................     (2.8)     (0.2)     (1.8)       --       0.2
                                                         ------    ------    ------    ------    ------
Total operating expenses .............................     33.5      37.3      40.2      38.5      37.4
                                                         ------    ------    ------    ------    ------
Income before interest and income taxes ..............     20.2      25.3      26.4      30.5      18.3
Interest (income) expense, net .......................     (0.7)      0.1       2.7       5.8       5.8
                                                         ------    ------    ------    ------    ------
Income before income taxes and extraordinary item, net     20.9      25.2      23.7      24.7      12.5
Provision for income taxes ...........................      7.5       8.7       8.0       8.7       4.8
                                                         ------    ------    ------    ------    ------
Income before extraordinary item, net ................     13.4      16.5      15.7      16.0       7.7
Extraordinary item, net (d) ..........................       --        --        --      (0.2)     (0.7)
                                                         ------    ------    ------    ------    ------
Net income ...........................................     13.4      16.5      15.7      15.8       7.0
Less preferred stock dividends .......................       --        --        --      (0.8)     (1.6)
                                                         ------    ------    ------    ------    ------
Net income available to common shareholders ..........   $ 13.4    $ 16.5    $ 15.7    $ 15.0    $  5.4
                                                         ======    ======    ======    ======    ======

Earnings per common share ............................   $  .68    $  .84    $  .80    $  .88    $  .38
Earnings per common share - assuming dilution ........   $  .68    $  .83    $  .79    $  .85    $  .37

                                                                          DECEMBER 31,
                                                         ----------------------------------------------
BALANCE SHEET DATA:                                       2001      2000      1999      1998      1997
                                                          ----      ----      ----      ----      ----
                                                                          (In millions)
Working capital ......................................   $101.3    $ 93.8    $ 90.8    $ 82.7    $ 65.9
Total assets .........................................    185.3     191.7     178.4     185.7     163.9
Total debt (including capital leases) ................      5.9      13.4      19.5      39.8      77.2
Preferred stock including accrued dividends ..........       --        --        --        --      14.6
Shareholders' equity .................................    139.2     127.3     111.9      98.9      19.4

Note: Certain amounts have been reclassified to agree to the current presentation.

See following page for notes to the selected financial data.

----------
(a) Includes the following operating results for Auburn for the period December 17, 1997 through December 31, 1997 (in millions).

            Net sales .........................................    $1.5
            Gross margin ......................................     0.2
            Selling, general and administrative expenses ......     0.2
            Loss before interest and income taxes .............       *
            Net loss ..........................................       *

*     Less than $50,000

(b) Represents expense related to stock compensation incurred in connection with the sale of capital stock below fair market value to executives and management of the Company.

(c) In January of 2001, the Company decided to change eligibility requirements of the Postretirement Plan resulting in a $1.8 million gain on curtailment of postretirement benefit costs. In August 2001, the Company discontinued the Postretirement Plan, except for employees currently participating in the Postretirement Plan. The discontinuance of the Postretirement Plan resulted in an additional gain on curtailment of postretirement benefit costs of approximately $1.0 million. During 2000 and 1999, the Company downsized its domestic Apparel operations resulting in a gain on curtailment of postretirement benefit costs of approximately $0.2 million and $0.5 million, respectively. In addition, in 1999 the Company reached a settlement with its insurance providers of the Company's losses associated with Hurricane Georges for a casualty gain of approximately $1.3 million.

(d) In June 1998, the Company repaid senior and junior subordinated notes in the principal amount of $22.5 million and $11.0 million, respectively. The write-off of unamortized discount and loan costs totaled $0.2 million (net of an income tax benefit). In 1997, the Company expensed unamortized loan costs and a prepayment penalty of $0.7 million (net of an income tax benefit) in connection with the replacement of the Company's then existing credit facility with the current Credit Agreement.

QUARTERLY FINANCIAL DATA

            For information regarding quarterly financial data, reference is made to Note 16 "Selected Quarterly Financial Data - (Unaudited)" to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT ACCOUNTING POLICIES

            In response to the SEC's Release numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company has identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

            The Company's discussion and analysis of its financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. The Company has based its estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company's critical accounting policies include the following:

      Revenue Recognition and Related Allowances

            The Company recognizes substantially all of its revenue when products are shipped to customers. The Company estimates allowances against the revenues which are recorded in the same period the revenue is recorded. These estimates are based upon historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. If the allowances the Company calculates do not accurately reflect amounts associated with current revenue, actual revenues could be higher or lower than the level recognized.

      Inventories

            The Company's inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method including material, labor and overhead. Significant management judgment is required to determine the appropriate levels of reserves for closeout, irregular and excess inventory. The Company establishes a reserve for closeout, irregular and excess inventory by reviewing various factors such as past selling prices, current selling prices or anticipated selling prices. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer inventory levels or competitive conditions differ from our expectations.

      Impairment of Long-Lived Assets and Intangibles

            The Company reviews the carrying values of its long-lived assets and intangibles, including goodwill, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events and changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of the company's assets and result in an impairment charge. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures. The fair value of the assets could be different using different estimates and assumptions in these valuation techniques.

      Pension and Postretirement Benefit Plans

            The Company's pension and postretirement benefit plan liabilities are calculated utilizing various actuarial assumptions and methodologies prescribed under U.S. generally accepted accounting principles. The Company utilizes certain assumptions including, but not limited to, the selection of the: (i) discount rate, (ii) expected return on plan assets, and (iii) expected health care cost trend rate. The discount rate assumption is based upon the review of high quality corporate bond rates and the change in these rates during the year. The expected return on plan assets and health care cost trend rate are based upon an evaluation of the Company's historical trends and experience taking into account current and expected market conditions. Changes in assumptions and future investment returns could potentially have a material impact on the Company's pension and postretirement expenses and related funding requirements.

      Income Taxes

            The Company's estimated income taxes are calculated in each of the jurisdictions in which it operates. The process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheet. The Company has considered future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance. As a result of this review, the Company does not believe a valuation allowance is needed at this time. The Company will continue to monitor and assess the recoverability of its deferred tax assets in the future for changes to the tax code, changes in statutory tax rates and the projected levels of future taxable income.

      GPC Royalty

            The Company has entered into a ten year license agreement between the Company and GPC, the initial term of which expires in 2006. The Company was not required to pay royalty fees to GPC until the year 2002. Commencing in 2002, the Company is required to pay an escalating royalty fee as a percentage of net sales of Gerber licensed products during the remaining term of the license agreement and during the two consecutive five-year renewal terms if such agreements are renewed. The Company is recording charges against earnings in accordance with generally accepted accounting principles. The Company estimates the projected sales and the related royalty expense for the last four years of the initial term and straight-lines this expense over the initial term. Due to changes in current and/or future market conditions, the Company periodically updates its estimated sales and royalty expense for the remaining four years of the initial term and adjusts the straight-line expense accordingly. Changes in estimated sales levels can significantly increase or decrease the straight-line royalty expense adjustment over the remaining term.

CASUALTY EVENT - HURRICANE GEORGES

            For information regarding the Company's insured casualty loss, reference is made to the information presented in Note 13 "Casualty Event" to the consolidated financial statements.

SEASONALITY

            In the Apparel segment, sales historically have typically been higher in the third and fourth quarters. The Company believes that there are three main reasons for this trend: (i) sales of blanket sleepers and fleece products (most of which were discontinued in 2000) occur mostly during this period; (ii) a portion of the Company's underwear business is seasonal in that a product line for the fall season incorporates seasonal designs, prints, colors and fabric weight; and (iii) sales in general rise as retailers prepare for events such as back-to-school season (as consumers visit stores to buy clothing for older children) and retailer initiated promotions of baby apparel.

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

                                                           PERCENTAGE OF NET SALES
                                                         ----------------------------
                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2001       2000       1999
                                                         ----------------------------
Net sales ............................................    100.0%     100.0%     100.0%
Cost of sales ........................................     74.4       75.8       76.1
                                                         ------     ------     ------
Gross margin .........................................     25.6       24.2       23.9
Selling, general and administrative expenses .........     17.3       14.5       15.1
Other ................................................     (1.4)      (0.1)      (0.7)
                                                         ------     ------     ------
Income before interest and income taxes ..............      9.7        9.8        9.5
Interest (income) expense, net .......................     (0.3)       0.0        1.0
                                                         ------     ------     ------
Income before income taxes and extraordinary item, net     10.0        9.8        8.5
Provision for income taxes ...........................      3.6        3.4        2.9
                                                         ------     ------     ------
Net income ...........................................      6.4%       6.4%       5.6%
                                                         ======     ======     ======

BUSINESS SEGMENT DATA

            For information regarding net sales, income (loss) before interest and income taxes and assets by industry segment and geographic area, reference is made to the information presented in Note 15 "Business Segments and Geographic Areas" to the consolidated financial statements.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

            Net sales. Apparel net sales were $145.1 million for 2001, a decrease of $44.8 million or 23.6% below net sales of $189.9 million for 2000. The Apparel sales decline was due to unit declines in both basic products and fashion/seasonal products. The Company eliminated specific fashion/seasonal products in 2001 with sales in these products of $1.4 million versus $26.6 million in 2000. The Company also experienced lower sales in 2001 of other continuing fashion/seasonal products, representing an approximately $6.4 million sales reduction. Sales of basic products in 2001 were down $12.9 million, or approximately 9.0%, compared to last year's sales, reflecting increased use of promotional activity as well as retailers seeking to lower inventory levels to reflect a general softening of sales in the marketplace. Hosiery net sales were $64.4 million in 2001, a decrease of $4.9 million or 7.0% below net sales of $69.3 million in 2000. The Hosiery sales decline was due to a loss of U.S. business with Kmart and companies that filed for bankruptcy in the last two years, reduced selling prices in Europe as a result of weak demand and increased promotional pricing in response to market conditions and the devaluation of the Euro relative to the U.S. dollar for the European operations.

            Gross margin. Gross margin as a percentage of net sales increased from 24.2% in 2000 to 25.6% in 2001. The increase in gross margin in 2001 was due to higher margins achieved on Apparel sales as a result of the discontinuance of less profitable product lines, unexpected losses on imported merchandise in the prior year, lower costs resulting from reduced domestic manufacturing and more efficient operations, offset in part by lower Hosiery margins due to domestic cost increases and promotional pricing in European markets.

            Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased in absolute dollars but increased as a percentage of net sales to 17.3% for 2001 from 14.5% for 2000. The percentage increase was due to a 19.2% sales decline.

            Other. Represents a $2.8 million gain on curtailment of postretirement benefit costs associated with the Company's decision to change and later discontinue the Postretirement Plan. In January 2001, the Company decided to change eligibility requirements of the Postretirement Plan resulting in a $1.8 million gain on curtailment of postretirement benefit costs. In addition, effective August 1, 2001, the Company discontinued its Postretirement Plan, except for employees currently participating in it. The discontinuance of the Postretirement Plan resulted in an additional gain on curtailment of postretirement benefit costs of approximately $1.0 million. The $0.2 million in 2000 represents a gain on curtailment of postretirement benefit costs associated with the Company's decision to downsize its domestic Apparel operations.

            Income before interest and income taxes. Apparel income before interest and income taxes ("EBIT") was 11.4% and 9.1% of Apparel sales in 2001 and 2000, respectively. Hosiery EBIT was 5.7% of Hosiery sales in 2001 compared to 11.6% in 2000. The increase in Apparel EBIT was the result of improved gross margin percentage and the $2.8 million gain reported, offset partially by the increased percentage of SG&A expenses to sales. The decrease in Hosiery EBIT was the result of lower domestic sales, domestic cost increases and promotional pricing in European markets.

            Interest (income) expense, net. Interest (income) expense was approximately $(0.7) million in 2001 and $0.1 million in 2000. The decrease in interest expense reflects the higher levels of invested cash and lower levels of debt in 2001 due to continuing strong cash flow from reducing inventories and maintaining profitable operations.

            Provision for income taxes. Provision for income taxes was $7.5 million in 2001, compared to $8.7 million in 2000. The effective tax rate was 35.8% for 2001 compared to 34.5% for 2000. The Company's effective income tax rate differed from the prior period effective rate due to a lower impact of foreign earnings, certain of which are taxed at lower rates than in the United States, and goodwill amortization, most of which is not deductible for federal and state income tax purposes.

            Net income. As a result of the above, net income was $13.4 million for 2001 and $16.5 million for 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

            Net sales. Apparel net sales were $189.9 million for 2000, a decrease of $16.3 million or 7.9% below net sales of $206.2 million for 1999. The Apparel sales decline was due to decreased unit volume sales, attributable primarily to lower planned sales in 2000 of certain fashion and/or highly price sensitive products. Hosiery net sales were $69.3 million in 2000, a decrease of $3.4 million or 4.6% below net sales of $72.7 million in 1999 due to decreased unit sales and the devaluation of the Irish punt to U.S. dollars on the European operations.

            Gross margin. Gross margin as a percentage of net sales increased from 23.9% in 1999 to 24.2% in 2000. The increase in gross margin in 2000 was due to improved Hosiery margins, primarily as a result of lower material costs and sourcing a portion of manufacturing processes from Mexico.

            Selling, general and administrative expenses. SG&A decreased in absolute dollars and as a percentage of net sales to 14.5% for 2000 from 15.1% for 1999. The percentage decrease was due to lower expense levels in 2000 for advertising, professional services, salaries and related employee costs, bad debt expense, and facilities realignment cost.

            Other. Represents a gain on curtailment of postretirement benefit costs associated with the Company's decision to downsize its domestic Apparel operations of $0.2 million in 2000, compared to an insurance recovery and a gain on curtailment of postretirement benefit costs in 1999, aggregating $1.8 million.

            Income before interest and income taxes. Apparel EBIT was 9.1% of Apparel sales in 2000 and 1999. Hosiery EBIT was 11.6% of Hosiery sales in 2000 compared to 10.6% in 1999. The increase in Hosiery EBIT was the result of improved margins due to lower product cost.

            Interest (income) expense, net. Interest expense was approximately $0.1 million in 2000 and $2.7 million in 1999. The decrease in interest expense reflects the higher levels of invested cash and lower levels of debt in 2000 due to continuing strong cash flow from reducing inventories and maintaining profitable operations.

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

LIQUIDITY AND CAPITAL RESOURCES

            The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed its working capital, capital expenditures and debt service requirements primarily through internally generated cash flow, in addition to funds borrowed, if necessary, under the Company's Credit Agreement.

            For the Apparel segment, working capital requirements vary throughout the year. Working capital has historically increased during the first half of the year as inventory builds to support peak shipping periods. The Hosiery segment is less seasonal and, while working capital needs tend to increase slightly during the second half of the year, the variation is small.

            Net cash provided by operating activities was $28.9 million, $31.9 million and $43.7 million for 2001, 2000 and 1999, respectively. Cash provided by operating activities was impacted in 2001, 2000 and 1999 due to decreases in inventory of $6.2 million, $8.3 million and $21.4 million, respectively, due to better inventory management, lower than planned overall production levels and/or management's decision to exit certain fashion/seasonal products, partially offset by lower than planned sales in the fourth quarter of 2001. Accounts receivable decreased $11.0 million in 2001 primarily due to lower fourth quarter 2001 sales of approximately $18.7 million, or 27.0%, compared to the fourth quarter of 2000. Income taxes payable (decreased) increased $(4.2) million, $1.8 million and $(2.6) million in 2001, 2000 and 1999, respectively. The changes for each year primarily relate to: (i) differences in the timing of payments and
(ii) changes in temporary differences. The accrued pension and post-retirement benefit cost decrease of approximately $3.4 million is due to the decision in January 2001 to change eligibility requirements of the Postretirement Plan which resulted in a $1.8 million gain and the decision in August 2001 to discontinue the Postretirement Plan, except for employees currently participating in the Postretirement Plan, which resulted in a $1.0 million gain.

            The Company invested $6.5 million, $11.3 million and $7.4 million in capital expenditures during 2001, 2000 and 1999, respectively. These expenditures consisted primarily of upgrades to information systems, normal replacement of manufacturing equipment, purchases of office equipment and renovation/construction of a second manufacturing plant in Tralee, Ireland. The Company is budgeting an aggregate of $3.8 million for capital expenditures for 2002. Included in this amount is $1.9 million to replace or upgrade manufacturing equipment, $0.2 million to upgrade MIS systems and $1.7 million for leasehold improvements, to replace or upgrade distribution equipment and miscellaneous other uses. The Apparel and Hosiery segment's portion of the overall 2002 capital expenditure budget is $2.4 and $1.4 million, respectively. During 2000, the Company sold its idle Liberty facility to the lessee for approximately $0.5 million. In March 2002, the Company sold its idle Lumberton Sew facility for approximately $0.5 million.

            Net cash used in financing activities was $8.1 million, $7.3 million and $20.3 million for 2001, 2000 and 1999, respectively. The change in cash provided by financing activities in 2001, 2000 and 1999 was due to repayments made under the Company's Credit Agreement and other long-term borrowings.

            Under the terms of a ten year license agreement between the Company and GPC, the initial term of which expires in 2006, the Company was not required to pay royalty fees to GPC until the year 2002. Commencing in 2002, the Company is required to pay an escalating royalty fee as a percentage of net sales of Gerber licensed products during the remaining term of the license agreement and during the two consecutive five-year renewal terms if such agreements are renewed. The Company is recording charges against earnings in accordance with generally accepted accounting principles in order to estimate a straight-line effect of the total royalty expense expected to be incurred over the initial ten year license term. The initiation of such royalty payments in 2002 will significantly affect the Company's cash flow.

            In connection with the Auburn Acquisition, the Company's then-existing senior credit facility was refinanced and replaced with the Credit Agreement which consisted of a $40.0 million term loan to finance the acquisition and a $60.0 million revolving facility to fund current working capital requirements. In May 2001, the Company lowered the revolving committed amount under the Credit Agreement from $60.0 million to $20.0 million due to the increased amount of cash on hand. The Company had no amounts outstanding under the revolving credit portion of the Credit Agreement at December 31, 2001, 2000 and 1999. The Credit Agreement subjects the Company to standard covenants and events of default. As of December 31, 2001, the Company was in compliance with all such covenants and was not in default. The revolving credit facility and term loan agreement requires mandatory principal prepayments based on excess annual cash flow as defined, which commenced with calendar year 2000. The excess cash flow payment for 2000 was approximately $2,100,000 and was paid in March 2001. The Company on January 31, 2002 elected to pay off the remaining balance on the term loan of approximately $3.7 million.

            Auburn's Irish operations maintain a Euro (euro)2.0 million loan facility (U.S. $1.8 million as of December 31, 2001) with the National Irish Bank consisting of a combined term loan and overdraft. This facility is subject to annual review. The overdraft facility is available at the Company's discretion with each term loan draw down subject to the National Irish Bank's approval. At present, the Irish entity has no outstanding balances under any portion of the loan facility. In addition, the Irish entity has received capital and employment grants from the Industrial Development Authority (the "IDA") which could become repayable to the IDA (if certain conditions are not met) in the aggregate amount of up to Euro (euro)2.3 million (U.S. $2.1 million) as of December 31, 2001. Auburn is a party to two loan agreements with the County of Logan, Kentucky related to the issuance in 1989 of two series of industrial revenue bonds, of which approximately $1.2 million remained outstanding at December 31, 2001.

            The Company believes that cash on hand, combined with cash generated from operations and amounts available under the Credit Agreement and the Irish entity's loan facility with the National Irish Bank, will be adequate to meet its working capital, capital expenditures and debt service requirements for the next 12 months.

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

            In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes Accounting Principles Bulletin No. 17, "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (a) goodwill and indefinite lived intangible assets will no longer be amortized, (b) goodwill will be tested for impairment at least annually, (c) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (d) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company will apply the provisions of SFAS 142 beginning on January 1, 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in earnings of approximately $1.0 million per year. The Company is currently in the process of testing goodwill using the methodology prescribed by SFAS 142, and has not yet determined the effect, if any, on its consolidated financial position, results of operations and cash flows.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The Company considered the provisions of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments." The Company's holdings of derivative financial or commodity-based instruments at December 31, 2001 were not for trading or speculative purposes but were in the regular course of business. A review of these holdings and risk exposures at that date revealed that the Company had exposure to interest rate and foreign currency exchange rate risks.

      INTEREST RATES

            The Company's primary borrowings consist of industrial revenue bonds and a term loan (that was paid off in January 2002) that are subject to interest rate risk. Borrowings are priced at floating rates of interest, with a basis of LIBOR or prime rate at the Company's option. As a result of these factors, at any given time, a change in interest rates could result in either an increase or decrease in the Company's interest expense. At December 31, 2001, the Company performed sensitivity analysis to assess the potential effect of a 1% increase or decrease in interest rates and concluded that near-term changes in interest rates should not materially affect the Company's consolidated financial position, results of operations or cash flows.

      FOREIGN CURRENCY EXCHANGE RATES

            The Company's earnings are affected by fluctuations in the value of the U.S. Dollar as compared to foreign currencies, predominately in European countries, as a result of the sale of its products in foreign markets and translation adjustments associated with the conversion of the Company's foreign subsidiaries into the reporting currency (U.S. Dollar). As such, the Company's exposure to changes in foreign currency exchange rates could impact the Company's consolidated financial position, results of operations or cash flows. At December 31, 2001, the Company performed sensitivity analysis to assess the potential effect of a 10% increase or decrease in foreign exchange rates and concluded that near-term changes in exchange rates should not materially affect the Company's consolidated financial position, results of operations or cash flows. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates did not factor in a potential change in sales levels or local currency prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            See Index to Consolidated Financial Statements which appears on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            Information required by this Item will be contained in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

            Information required by this Item will be contained in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

            Information required by this Item will be contained in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Information required by this Item will be contained in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders, to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

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

            (2) Reports on Form 8-K. - None

            (3) Exhibits.

Exhibit
Number                                       Description
-------           --------------------------------------------------------------
 3.1       (1)    Form of Amended and Restated Certificate of Incorporation of
                  the registrant.
 3.2       (1)    Form of Amended and Restated Bylaws of the registrant.
 4.1       (1)    Form of Certificate representing shares of Common Stock, $0.01 par value per share.
 4.2       (1)    Credit Agreement by and among GCIH, Auburn, GCI, the domestic subsidiaries of the same and various lending institutions
                  dated as of December 17, 1997.
 4.3       (1)    First Amendment to Credit Agreement by and among GCIH, Auburn,
                  GCI, the domestic subsidiaries of the same and various lending institutions dated as of April 3, 1998.
 4.4       (1)    Second Amendment to Credit Agreement by and among GCIH,
                  Auburn, GCI, the domestic subsidiaries of the same and various lending institutions dated as of June 4, 1998.
 4.5       (2)    Gerber Childrenswear, Inc. 1998 Long-Term Performance
                  Incentive Plan, dated as of March 3, 1998.
 4.6       (3)    Third Amendment to Credit Agreement by and among GCIH, Auburn,
                  GCI, the domestic subsidiaries of the same and various lending institutions dated as of August 24, 1999.
 4.7       (7)    Fourth Amendment to Credit Agreement by and among GCIH,
                  Auburn, GCI, the domestic subsidiaries of the same and various lending institutions dated as of May 9, 2001.
10.1       (1)    Stock Purchase Agreement by and between GPC and GCIH dated as of December 14, 1995.
10.2       (1)    Form of Executive Stock Purchase Agreement between GCIH and certain of its Executives, each dated January 22, 1996.
10.3       (1)    Form of Manager Securities Purchase Agreement between GCIH and certain of its Managers.
10.4       (1)    Securities Purchase Agreement by and between GCIH and CVC, dated as of January 22, 1996.
10.5       (1)    Form of Director Stock Purchase Agreement between GCIH and certain of its directors.
10.6       (1)    Amended and Restated Registration Rights Agreement by and
                  between GCIH, Citicorp Venture Capital, Ltd., and other
                  stockholders of GCIH, dated as of June 5, 1998.
10.7       (1)    Stock Purchase Agreement by and among GCIH, James P. Manning,
                  Eileen Manning and Certain Charitable Remainder Trusts dated as of November 12, 1997.
10.8       (1)    Share Purchase Agreement by and among GCIH, James P. Manning and Eileen Manning dated as of December 16, 1997.
10.9       (1)    Amended and Restated Senior Subordinated Credit Agreement
                  dated as of December 17, 1997 by and among GCIH, GCI, CMP and others.
10.10      (1)    Subordination and Intercreditor Agreement by and among
                  Nationsbank, CMP, GCI and others dated as of December 17,
                  1997.
10.11      (1)    12% Junior Subordinated Note in the face amount of
                  $11,000,000, issued by GCIH to GPC as of December 29, 1997.
10.12      (3)    License Agreement by and between Warner Bros. Division of Time
                  Warner Entertainment Company, L.P. and GCI dated as of
                  December 3, 1998.
10.13      (1)    License Agreement by and between GPC and GCI dated as of
                  January 22, 1996.
10.14      (1)    License Agreement among The Kendall Company, GPC, and Soft
                  Care Apparel, Inc. (n/k/a GCI), dated as of July 31, 1986, as amended pursuant to that certain Letter Agreement dated
                  January 19, 1996 by and among The Kendall Company, GPC, GCI and GCIH.
10.15      (1)    Trademark License Agreement between Auburn and Wilson Sporting
                  Goods Co. dated April 29, 1997; as sublicensed to Sport Socks
                  Ireland as of October 1, 1997, effective as of January 1,
                  1998; as amended as of December 5, 1997.
10.16      (1)    Lease Agreement by and between GCI and Operadora Zona Franca
                  De la Romana, S.A. for property located at Zona Franca
                  Industrial La Romana (Sewing, Packaging).
10.17      (1)    Lease Agreement by and between GCI and Operadora Zona Franca
                  De la Romana, S.A. for property located at Altos Buvillaverde.
10.18      (1)    Lease Agreement by and between GCI and Operadora Zona Franca
                  De la Romana, S.A. for property located at Altos Buvillaverde.
10.19      (1)    Lease Amendment by and between GCI and the Industrial
                  Development Board of the City of Evergreen, Alabama, dated as of August 28, 1997, and assignment and assumption agreement and resolution of the Industrial Development Board dated as of the same date.
10.20      (1)    Lease Agreement between GCI and Highland Properties, LLC dated as of November 25, 1996, and amendments thereto, for the lease of the Greenville facility.

10.21      (1)    Severance Agreement by and between GPC, GCI and David E. Uren, dated as of March 18, 1995.
10.22      (1)    Form of Amendment No. 1 to the Executive Stock Purchase
                  Agreement.
10.23      (2)    Lease Agreement by and between GCW Mexico, S.A. de C.V. and
                  Parques Industriales Amistad Alaianzas, S.A. de C.V. for
                  property located in Matamoros, Mexico.
10.24      (2)    Waiver and termination agreement by and between Citicorp
                  Venture Capital, Ltd. and GCI related to Manager, Investor,
                  Director and Executive Stock Purchase Agreements.
10.25      (3)    Lease Agreement by and between GCI and 1333 Broadway
                  Associates, dated as of April 1, 1999, for the lease of the
                  New York Sales Office.
10.26      (3)    License Agreement by and between Suzy's Zoo and GCI, effective as of October 1, 1998.
10.27      (5)    Employment Agreement by and between Gerber Childrenswear, Inc.
                  and Bobby J. Prochaska, effective on December 30, 1999.
10.28      (5)    Executive Deferral Plan for certain key management employees of Gerber Childrenswear, Inc., dated as of December 29, 1997.
10.29      (6)    License Agreement by and between Warner Bros., a division of
                  Time Warner Entertainment Company, L.P., and GCI dated as of
                  April 25, 2001.
10.30      (8)    Employment Agreement by and between Gerber Childrenswear, Inc.
                  and Bobby J. Prochaska, effective on January 1, 2002.
10.31      (8)    Trademark License Renewal Agreement between Auburn and Wilson
                  Sporting Goods Co. dated February 14, 2002.
21.1       (8)    Subsidiaries of the registrant.
23         (8)    Consent of Ernst & Young LLP, independent auditors.
99.1       (4)    Press release announcing the hiring of First Union Securities to explore strategic alternatives, dated as of May 24, 2000.

----------
(1) Incorporated by reference from the Registrant's Registration Statement #333-47327 on Form S-1 filed on June 10, 1998 with the Securities and Exchange Commission, and herein incorporated by reference.
(2) Incorporated by reference from the Registrant's Form 10-K filed on March 31, 1999 with the Securities and Exchange Commission, and herein incorporated by reference.
(3) Incorporated by reference from the Registrant's Form 10-K filed on March 30, 2000 with the Securities and Exchange Commission, and herein incorporated by reference.
(4) Incorporated by reference from the Registrant's Form 8-K filed on May 26, 2000 with the Securities and Exchange Commission, and herein incorporated by reference.
(5) Incorporated by reference from the Registrant's Form 10-K filed on March 29, 2001 with the Securities and Exchange Commission, and herein incorporated by reference.
(6) Incorporated by reference from the Registrant's Form 10-Q filed on May 11, 2001 with the Securities and Exchange Commission, and herein incorporated by reference.
(7) Incorporated by reference from the Registrant's Form 10-Q filed on August 13, 2001 with the Securities and Exchange Commission, and herein incorporated by reference.
(8)   Filed herewith.

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

                                        GERBER CHILDRENSWEAR, INC.
                                              (Registrant)


DATE: March 27, 2002                    By: /s/ Richard L. Solar
                                        ----------------------------------------
                                        Name:   Richard L. Solar
                                        Title:  Senior Vice President and
                                                Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                   Title                              Date
        ---------                   -----                              ----
 /s/ Edward Kittredge       Director, Chairman, Chief             March 27, 2002
-------------------------   Executive Officer and President
   Edward Kittredge         (Principal Executive Officer)


 /s/ Richard L. Solar       Director, Senior Vice President       March 27, 2002
-------------------------   and Chief Financial Officer
   Richard L. Solar         (Chief Financial Officer)


  /s/ David E. Uren         Vice President of Finance,            March 27, 2002
-------------------------   Secretary and Treasurer
    David E. Uren           (Chief Accounting Officer)


  /s/ Richard Cashin        Director                              March 27, 2002
-------------------------
    Richard Cashin


/s/ Lawrence R. Glenn       Director                              March 27, 2002
-------------------------
  Lawrence R. Glenn


 /s/ James P. Manning       Director                              March 27, 2002
-------------------------
   James P. Manning


  /s/ Joseph Medalie        Director                              March 27, 2002
-------------------------
    Joseph Medalie


  /s/ John D. Weber         Director                              March 27, 2002
-------------------------
    John D. Weber

                           Gerber Childrenswear, Inc.

                   Index to Consolidated Financial Statements

Report of Independent Auditors ...........................................   F-2
Consolidated Balance Sheets at December 31, 2001 and 2000 ................   F-3
Consolidated Statements of Income and Comprehensive Income for the
years ended December 31, 2001,2000 and 1999 ..............................   F-5
Consolidated Statements of Changes in Shareholders' Equity for the
years ended December 31, 2001, 2000 and 1999 .............................   F-6
Consolidated Statements of Cash Flows for the years ended December 31,
2001, 2000 and 1999 ......................................................   F-8
Notes to Consolidated Financial Statements ...............................  F-10

               Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Gerber Childrenswear, Inc.

We have audited the accompanying consolidated balance sheets of Gerber Childrenswear, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14 (1)(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gerber Childrenswear, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/ ERNST & YOUNG LLP

Greenville, South Carolina
February 22, 2002

                           Gerber Childrenswear, Inc.

                           Consolidated Balance Sheets

                                                                        DECEMBER 31,
                                                                      2001         2000
                                                                   ----------------------
                                                                       (In thousands)
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................   $  45,556    $  31,203
   Accounts receivable, net of allowances for doubtful
     accounts of approximately $1,833,000 (2001)
     and $804,000 (2000) .......................................      26,119       38,658
   Inventories .................................................      50,625       56,937
   Deferred income taxes .......................................       4,490        3,085
   Other .......................................................       3,232        2,562
                                                                   ---------    ---------
Total current assets ...........................................     130,022      132,445

Property, plant and equipment, net .............................      32,799       32,762
Deferred income taxes ..........................................       5,024        7,592
Excess of cost over fair value of net assets acquired, net .....      15,662       16,985
Debt issuance costs, net .......................................         232          445
Other ..........................................................       1,542        1,421
                                                                   ---------    ---------
                                                                   $ 185,281    $ 191,650
                                                                   =========    =========

See accompanying notes.

                           Gerber Childrenswear, Inc.

                                                                        DECEMBER 31,
                                                                      2001         2000
                                                                   ----------------------
                                                                       (In thousands)
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................   $   8,968    $  10,825
   Accrued expenses ............................................      14,845       15,160
   Income taxes payable ........................................         606        4,862
   Current portion of obligations under capital leases .........         276          214
   Current portion of long-term debt ...........................       4,051        7,553
                                                                   ---------    ---------
Total current liabilities ......................................      28,746       38,614

Accrued pension and post-retirement benefit cost ...............       4,417        7,632
Other accrued liabilities ......................................      11,319       12,477
Long-term obligations under capital leases, less current portion         753          770
Long-term debt, less current portion ...........................         800        4,851

Shareholders' equity:
   Common stock, par value $.01, 20,774,000 shares
     authorized; 8,437,863 shares outstanding
     (2001), 8,248,537 shares outstanding (2000) ...............          86           84
   Common stock, Class B, par value $.01 per share,
     11,842,000 shares authorized; 11,396,046
     shares outstanding (2001), 8,692,315 shares
     outstanding (2000) ........................................         114           87
   Treasury stock ..............................................        (647)        (312)
   Detachable stock warrants ...................................          --          189
   Additional paid-in capital ..................................      69,809       69,651
   Accumulated comprehensive income ............................      (4,244)      (3,009)
   Retained earnings ...........................................      74,145       60,708
                                                                   ---------    ---------
                                                                     139,263      127,398
   Less unearned compensation under restricted stock plan ......          17           92
                                                                   ---------    ---------
Total shareholders' equity .....................................     139,246      127,306
                                                                   ---------    ---------
                                                                   $ 185,281    $ 191,650
                                                                   =========    =========

See accompanying notes.

                           Gerber Childrenswear, Inc.

           Consolidated Statements of Income and Comprehensive Income

                                                            YEAR ENDED DECEMBER 31,
                                                      2001            2000             1999
                                                    -----------------------------------------
                                                    (In thousands, except for per share data)
Net sales ......................................    $209,485        $259,193         $278,822
Cost of sales ..................................     155,811         196,554          212,281
                                                    --------        --------         --------
Gross margin ...................................      53,674          62,639           66,541

Expenses:
   Selling, general and administrative expenses       36,219          37,507           41,968
   Other, net ..................................      (2,765)           (226)          (1,824)
                                                    --------        --------         --------
                                                      33,454          37,281           40,144
                                                    --------        --------         --------
Income before interest and income taxes ........      20,220          25,358           26,397
Interest (income) expense, net .................        (714)            112            2,678
                                                    --------        --------         --------
Income before income taxes .....................      20,934          25,246           23,719
Provision for income taxes .....................       7,497           8,715            8,053
                                                    --------        --------         --------
Net income .....................................      13,437          16,531           15,666
Minimum pension liability adjustment ...........        (211)             --               --
Foreign currency translation ...................      (1,024)         (1,086)          (2,668)
                                                    --------        --------         --------
Comprehensive income ...........................    $ 12,202        $ 15,445         $ 12,998
                                                    ========        ========         ========

Per share amounts:
   Earnings per common share ...................        $.68            $.84             $.80
   Earnings per common share - assuming dilution        $.68            $.83             $.79

See accompanying notes.

                           Gerber Childrenswear, Inc.

           Consolidated Statements of Changes in Shareholders' Equity

                  Years ended December 31, 2001, 2000 and 1999

                        (In thousands, except share data)

                                                                      CLASS B     CLASS B
                                               COMMON     COMMON      COMMON      COMMON     TREASURY    TREASURY
                                               SHARES     STOCK       SHARES       STOCK      SHARES      STOCK
                                             --------------------------------------------------------------------
Balance at December 31, 1998 .............   8,372,284     $84       8,692,315     $ 87       19,335      $ (33)
   Repurchase of shares for treasury .....          --      --              --       --       61,874       (117)
   Pursuant to restricted stock plan:
      Amortization .......................          --      --              --       --           --         --
      Forfeitures ........................          --      --              --       --           --         --
   Foreign currency translation adjustment          --      --              --       --           --         --
   Net income ............................          --      --              --       --           --         --
                                             ---------     ---      ----------     ----      -------      -----
Balance at December 31, 1999 .............   8,372,284      84       8,692,315       87       81,209       (150)
   Repurchase of shares for treasury .....          --      --              --       --       42,538       (162)
   Pursuant to restricted stock plan:
      Amortization .......................          --      --              --       --           --         --
      Forfeitures ........................          --      --              --       --           --         --
   Foreign currency translation adjustment          --      --              --       --           --         --
   Net income ............................          --      --              --       --           --         --
                                             ---------     ---      ----------     ----      -------      -----
Balance at December 31, 2000 .............   8,372,284      84       8,692,315       87      123,747       (312)
   Repurchase of shares for treasury .....          --      --              --       --       61,874       (335)
   Pursuant to restricted stock plan:
      Amortization .......................          --      --              --       --           --         --
      Forfeitures ........................          --      --              --       --           --         --
   Exercise of stock options .............       1,200      --              --       --           --         --
   Warrant exercise and conversion .......     250,000       2       2,703,731       27           --         --
   Minimum pension liability adjustment ..          --      --              --       --           --         --
   Foreign currency translation adjustment          --      --              --       --           --         --
   Net income ............................          --      --              --       --           --         --
                                             ---------     ---      ----------     ----      -------      -----
Balance at December 31, 2001 .............   8,623,484     $86      11,396,046     $114      185,621      $(647)
                                             =========     ===      ==========     ====      =======      =====

See accompanying notes.

                           Gerber Childrenswear, Inc.

                  Years ended December 31, 2001, 2000 and 1999

                        (In thousands, except share data)

                                                                            ACCUMULATED
                                                                       COMPREHENSIVE INCOME
                                                                     -------------------------
                                                                       FOREIGN       MINIMUM
                                            DETACHABLE  ADDITIONAL     CURRENCY      PENSION
                                              STOCK      PAID-IN     TRANSLATION    LIABILITY   RETAINED     UNEARNED
                                             WARRANTS    CAPITAL      ADJUSTMENT    ADJUSTMENT  EARNINGS   COMPENSATION     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998 .............     $ 189      $69,776      $   745        $  --      $28,511      $(433)       $ 98,926
   Repurchase of shares for treasury .....        --           --           --           --           --         --            (117)
   Pursuant to restricted stock plan:
      Amortization .......................        --           --           --           --           --        119             119
      Forfeitures ........................        --         (100)          --           --           --        100              --
   Foreign currency translation adjustment        --           --       (2,668)          --           --         --          (2,668)
   Net income ............................        --           --           --           --       15,666         --          15,666
                                               -----      -------      -------        -----      -------      -----        --------
Balance at December 31, 1999 .............       189       69,676       (1,923)          --       44,177       (214)        111,926
   Repurchase of shares for treasury .....        --           --           --           --           --         --            (162)
   Pursuant to restricted stock plan:
      Amortization .......................        --           --           --           --           --         97              97
      Forfeitures ........................        --          (25)          --           --           --         25              --
   Foreign currency translation adjustment        --           --       (1,086)          --           --         --          (1,086)
   Net income ............................        --           --           --           --       16,531         --          16,531
                                               -----      -------      -------        -----      -------      -----        --------
Balance at December 31, 2000 .............       189       69,651       (3,009)          --       60,708        (92)        127,306
   Repurchase of shares for treasury .....        --           --           --           --           --         --            (335)
   Pursuant to restricted stock plan:
      Amortization .......................        --           --           --           --           --         66              66
      Forfeitures ........................        --           (9)          --           --           --          9              --
   Exercise of stock options .............        --            7           --           --           --         --               7
   Warrant exercise and conversion .......      (189)         160           --           --           --
   Minimum pension liability adjustment ..        --           --           --         (211)          --         --            (211)
   Foreign currency translation adjustment        --           --       (1,024)          --           --         --          (1,024)
   Net income ............................        --           --           --           --       13,437         --          13,437
                                               -----      -------      -------        -----      -------      -----        --------
Balance at December 31, 2001 .............     $  --      $69,809      $(4,033)       $(211)     $74,145      $ (17)       $139,246
                                               =====      =======      =======        =====      =======      =====        ========

See accompanying notes.

                           Gerber Childrenswear, Inc.

                      Consolidated Statements of Cash Flows

                                                                YEAR ENDED DECEMBER 31,
                                                             2001        2000        1999
                                                           --------------------------------
                                                                    (In thousands)
OPERATING ACTIVITIES
Net income .............................................   $ 13,437    $ 16,531    $ 15,666
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation .....................................      5,810       4,923       4,900
      Amortization of excess of cost over fair
        value of net assets acquired and
        acquisition costs ..............................      1,036       1,051       1,103
      Amortization of debt issuance costs ..............        222         217         218
      Amortization of deferred income ..................        (62)        (84)       (313)
      Provision for allowance for doubtful accounts ....      1,379         157         (13)
      Provision for deferred income taxes ..............      1,163      (1,534)        341
      Amortization pursuant to restricted stock plan ...         66          97         119
      Gain on disposal of property, plant and equipment         (78)       (233)       (105)
      Loss on impairment of assets .....................        365         788          --
      Other ............................................         18         (45)          2
      Changes in operating assets and liabilities:
        Accounts receivable ............................     10,997      (1,762)     (1,129)
        Inventories ....................................      6,155       8,258      21,438
        Other assets ...................................       (828)       (721)        771
        Accounts payable ...............................     (1,842)      1,614      (2,498)
        Accrued expenses ...............................       (238)         80       2,990
        Income taxes payable ...........................     (4,240)      1,824      (2,555)
        Accrued pension and post-retirement benefit cost     (3,426)        704         836
        Other accrued liabilities ......................     (1,071)          1       1,938
                                                           --------    --------    --------
Net cash provided by operating activities ..............     28,863      31,866      43,709
                                                           --------    --------    --------

INVESTING ACTIVITIES
Purchases of property, plant and equipment .............     (6,513)    (11,323)     (7,364)
Proceeds from sale of property, plant and equipment ....        194         683         216
                                                           --------    --------    --------
Net cash used in investing activities ..................   $ (6,319)   $(10,640)   $ (7,148)
                                                           ========    ========    ========

                           Gerber Childrenswear, Inc.

                                                                       YEAR ENDED DECEMBER 31,
                                                                    2001        2000        1999
                                                                  --------------------------------
                                                                           (In thousands)
FINANCING ACTIVITIES
Borrowings under revolving credit agreement ...................   $     --    $     --    $ 60,800
Repayments under revolving credit agreement ...................         --          --     (76,100)
Principal payments on long-term borrowings ....................     (7,551)     (7,107)     (4,821)
Principal payments on capital leases ..........................       (218)         (8)        (92)
Repurchase of common stock ....................................       (335)       (162)       (117)
Other .........................................................         (2)         --          --
                                                                  --------    --------    --------
Net cash used in financing activities .........................     (8,106)     (7,277)    (20,330)
                                                                  --------    --------    --------

Effect of foreign exchange rate changes on cash ...............        (85)       (249)       (508)
                                                                  --------    --------    --------

Net increase in cash and cash equivalents .....................     14,353      13,700      15,723
Cash and cash equivalents at beginning of period ..............     31,203      17,503       1,780
                                                                  --------    --------    --------
Cash and cash equivalents at end of period ....................   $ 45,556    $ 31,203    $ 17,503
                                                                  ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash items:
   Obligations under capital leases ...........................   $    309    $    984    $     --
   Warrant conversion .........................................        189          --          --
   Minimum pension liability adjustment .......................        211          --          --

See accompanying notes.

                           Gerber Childrenswear, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 2001

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Gerber Childrenswear, Inc. (formerly known as GCIH, Inc., and referred to herein as, the "Company") acquired 100% of the outstanding stock of certain apparel operations from Gerber Products Company. The acquisition was effective as of the start of business on January 22, 1996 and was accounted for as a purchase. The purchase price was allocated to the net assets acquired based on their respective fair values and the balance was treated as excess of cost over fair value of net assets acquired. The total cost of the acquisition was approximately $74 million. The excess of cost over fair value of net assets acquired of approximately $2.0 million is being amortized over twenty years on a straight-line basis.

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

                           Gerber Childrenswear, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SHIPPING AND HANDLING COSTS

During 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Effective with the adoption of SAB 101 on October 1, 2000, EITF 00-10 requires shipping and handling costs charged to customers to be included in revenue. Previously, the Company primarily netted shipping and handling costs charged to customers in the "Selling, general and administrative expenses" ("SG&A") section of the Company's consolidated statements of income and comprehensive income. The amount of shipping and handling costs that was charged to customers has been reclassified and included in "Net Sales" for all periods presented. EITF 00-10 further requires that all shipping and handling charges incurred by the seller should be included in cost of sales, and if not, the amount and classification of such costs should be disclosed. The Company has reclassified certain shipping and handling costs that had previously been recorded in SG&A to "Cost of Sales." The amount of shipping and handling costs incurred by the Company that is still included in SG&A expenses for 2001, 2000 and 1999 was approximately $5,540,000, $6,720,000 and $6,904,000, respectively.

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

CONCENTRATION OF CREDIT RISK

The Company manufactures infant and toddler apparel and related products, plus sport socks that are primarily sold to retail entities throughout the United States. The Company's primary customers are mass merchants and discount stores. Sales to three customers represented approximately 60%, 56% and 57% for 2001, 2000 and 1999, respectively. Sales to one customer were 41%, 36% and 40% for 2001, 2000 and 1999, respectively. The Company performs periodic credit evaluations of their customers and does not require collateral for credit sales.

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

DEBT ISSUANCE COSTS

Debt issuance costs are being amortized over the lives of the related debt. Accumulated amortization amounted to approximately $883,000 and $661,000 at December 31, 2001 and 2000, respectively. Amortization expense is included in interest expense in the accompanying consolidated statements of income and comprehensive income.

ADVERTISING

Advertising costs of approximately $2,895,000, $2,918,000 and $5,042,000 for 2001, 2000 and 1999, respectively, were expensed as incurred.

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

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF BUSINESSES ACQUIRED

The excess of investments in consolidated subsidiaries over the net asset value at acquisition ("goodwill") is being amortized on a straight-line basis over periods not exceeding twenty years. On an annual basis the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired businesses. Accumulated amortization amounted to approximately $4,192,000 and $3,246,000 at December 31, 2001 and 2000,
respectively.

                           Gerber Childrenswear, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates the recoverability of long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. Based on these evaluations, the Company's apparel segment recorded a charge of approximately $365,000 and $788,000 in 2001 and 2000 to reduce the carrying value of idle facilities and machinery to reflect the fair value of the assets, less the cost to sell. This loss has been reflected in "Selling, general and administrative expenses" in the Company's consolidated statement of income and comprehensive income for 2001 and 2000.

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

                           Gerber Childrenswear, Inc.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will be either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The Company adopted the standard effective January 1, 2001, and the adoption did not have a material impact on the consolidated financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes Accounting Principles Bulletin No. 17, "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (a) goodwill and indefinite lived intangible assets will no longer be amortized, (b) goodwill will be tested for impairment at least annually, (c) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (d) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. The Company will apply the provisions of SFAS 142 beginning on January 1, 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in an increase in earnings of approximately $1.0 million per year. The Company is currently in the process of testing goodwill using the methodology prescribed by SFAS 142, and has not yet determined the effect, if any, on its consolidated financial position, results of operations and cash flows.

            The Financial Accounting Standards Board also recently issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 establishes accounting standards for the recognition and measurement of long-lived assets held for use or held for disposal. This statement is required to be adopted by the beginning of 2002. The Company is evaluating the impact of this standard and has not yet determined the effect of adoption on our consolidated financial position, results of operations and cash flows.

RECLASSIFICATIONS

Certain amounts in 2000 and 1999 have been reclassified to conform to current presentations.

                           Gerber Childrenswear, Inc.

2. INVENTORIES

Inventories consist of the following (in thousands):

                                                                         DECEMBER 31,
                                                                        2001      2000
                                                                      -----------------
Raw materials .....................................................   $ 5,547   $ 9,514
Work in process ...................................................     4,155     9,956
Finished goods ....................................................    40,923    37,467
                                                                      -------   -------
                                                                      $50,625   $56,937
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

3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                                                         DECEMBER 31,
                                                                        2001      2000
                                                                      -----------------
Property, plant and equipment owned:
      Land and land improvements ..................................   $   823   $   832
      Buildings and leasehold improvements ........................    13,956     9,762
      Machinery and equipment .....................................    19,343    18,916
      Furniture, computers, software and other equipment ..........    16,467     4,307
      Vehicles ....................................................       443       381
      Construction in progress ....................................       358    13,102
                                                                      -------   -------
                                                                       51,390    47,300
      Less accumulated depreciation ...............................    20,004    16,589
                                                                      -------   -------
Property, plant and equipment owned, net ..........................    31,386    30,711
                                                                      -------   -------
Property, plant and equipment under capital lease:
      Land, buildings and improvements, machinery and equipment and
      other equipment held under capital leases ...................     2,584     2,329
      Less accumulated amortization ...............................     1,171       278
                                                                      -------   -------
Property, plant and equipment under capital lease, net ............     1,413     2,051
                                                                      -------   -------
Total property, plant and equipment owned or under capital lease ..   $32,799   $32,762
                                                                      =======   =======

                           Gerber Childrenswear, Inc.

3. PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

Interest was capitalized in connection with the design and implementation of the Company's new enterprise resource system. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest was approximately $200,000, $361,000 and $114,000 for 2001, 2000 and 1999.

Included in the above amounts, is approximately $1,404,000 (net of accumulated depreciation of approximately $725,000) related to facilities that are idle or leased to others that the Apparel segment desires to dispose of.

4. INCOME TAXES

Income before provision for income taxes consisted of (in thousands):

                                         2001             2000            1999
                                       -----------------------------------------
United States .................        $ 20,062         $ 22,437         $20,213
International .................             872            2,809           3,506
                                       --------         --------         -------
                                       $ 20,934         $ 25,246         $23,719
                                       ========         ========         =======

Current and deferred income tax expense are as follows (in thousands):

                                         2001             2000            1999
                                       -----------------------------------------
Current:
   Federal ....................        $  6,054         $  9,862         $ 7,232
   State ......................              14              445              95
   International ..............             272              276             385
                                       --------         --------         -------
Total current .................           6,340           10,583           7,712

Deferred:
   Federal ....................           1,220           (1,903)            301
   State ......................               7              (80)             22
   International ..............             (70)             115              18
                                       --------         --------         -------
Total deferred ................           1,157           (1,868)            341
                                       --------         --------         -------
Income tax expense ............        $  7,497         $  8,715         $ 8,053
                                       ========         ========         =======

                           Gerber Childrenswear, Inc.

4. INCOME TAXES (CONTINUED)

Income tax expense is different from the amount that would result from applying the U.S. Federal statutory tax rate to income before income taxes as follows (in thousands):

                                                      2001       2000       1999
                                                    -----------------------------
Tax at U.S. Federal statutory rate ..............   $ 7,327    $ 8,836    $ 8,302
State income tax, net of U.S. Federal tax benefit         9        290         62
International rate difference ...................      (103)      (592)      (825)
Other ...........................................       264        181        514
                                                    -------    -------    -------
Income tax expense ..............................   $ 7,497    $ 8,715    $ 8,053
                                                    =======    =======    =======

The components of the Company's net deferred tax assets are as follows (in thousands):

                                                               DECEMBER 31,
                                                           2001            2000
                                                         -----------------------
Deferred tax assets:
   Inventory mark-downs ........................         $ 1,315         $ 4,612
   Postretirement benefits .....................             860           2,112
   Accrued royalty .............................           4,202           3,964
   Other .......................................           4,724           3,902
                                                         -------         -------
Total deferred tax assets ......................          11,101          14,590

Deferred tax liabilities:
   Depreciation ................................             498             205
   Inventory methods ...........................           1,026           3,507
   Other .......................................              63             201
                                                         -------         -------
Total deferred tax liabilities .................           1,587           3,913
                                                         -------         -------
Net deferred tax assets ........................         $ 9,514         $10,677
                                                         =======         =======

Income taxes paid were approximately $10,721,000, $8,389,000 and $10,511,000 in 2001, 2000 and 1999, respectively.

                           Gerber Childrenswear, Inc.

5. ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                                               DECEMBER 31,
                                                           2001            2000
                                                         -----------------------
Interest .......................................         $   127         $   142
Salaries, wages and payroll taxes ..............           2,315           2,373
Incentives .....................................           1,690           1,997
Advertising ....................................           3,375           3,770
Self-insurance reserves ........................             168             745
Royalties ......................................           2,413           1,175
Executive deferred compensation ................           1,349           1,032
Other ..........................................           3,408           3,926
                                                         -------         -------
                                                         $14,845         $15,160
                                                         =======         =======

6. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following (in thousands):

                                                               DECEMBER 31,
                                                           2001            2000
                                                         -----------------------
Royalties ......................................         $ 9,823         $10,934
Other ..........................................           1,496           1,543
                                                         -------         -------
                                                         $11,319         $12,477
                                                         =======         =======

                           Gerber Childrenswear, Inc.

7. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):         DECEMBER 31,
                                                                 2001      2000
                                                               -----------------
Term loan with a bank, principal due on a quarterly payment
  schedule through September 30, 2002 ......................   $ 3,651   $10,754
Industrial Revenue Bond, payable in annual principal
  installments of $200,000 through March 1, 2004,
  plus interest at a floating rate not to exceed 14%
  (1.45% - 4.80% in 2001 and 2.55% - 6.19% in 2000) ........       600       800
Industrial Revenue Bond, payable in annual principal
  installments of $200,000 through October 1, 2004,
  plus interest at a floating rate not to exceed 14%
  (1.45% - 4.80% in 2001 and 2.55% - 6.19% in 2000) ........       600       800
Other ......................................................        --        50
                                                               -------   -------
                                                                 4,851    12,404
Less current portion .......................................     4,051     7,553
                                                               -------   -------
                                                               $   800   $ 4,851
                                                               =======   =======

Substantially all of the Company's property, plant and equipment, accounts receivable, and inventory have been pledged as collateral for the above long-term debt. The loan agreements require the Company to maintain certain financial ratios and restricts the payment of dividends.

Interest rates on borrowings under the term loan and related revolving credit facility are set from time to time, at the Company's option, as (a) Base rate loans which bear interest at a rate equal to the greater of 1) the Federal Funds Rate plus 1/2 of 1%, or 2) the prime rate; plus an applicable percentage based on the current Leverage Ratio, or (b) Eurodollar loan which accrues interest at the LIBOR rate plus an applicable percentage based on the current Leverage Ratio. The term loan interest rate at December 31, 2001 and 2000 was 2.43% and 7.14%, respectively. The Company had no outstanding borrowings under its revolving credit facility at December 31, 2001 and December 31, 2000. The revolving credit agreement permits the Company to borrow up to a maximum of $20,000,000 (lowered from $60,000,000 in May 2001) subject to specified levels of eligible inventory, eligible inventory on order under letters of credit, and accounts receivable with the total amount reduced by outstanding letters of credit. At December 31, 2001 and 2000, the Company had available borrowings up to approximately $13,300,000 and $48,100,000, respectively. The Company had outstanding letters of credit of approximately $6,683,000 and $6,109,000 at December 31, 2001 and 2000, respectively, for purchases from foreign vendors and to guarantee (a) certain casualty insurance activities and (b) payment of the Company's industrial revenue bonds.

The revolving credit facility and term loan agreement, as amended, requires mandatory principal prepayments based on excess annual cash flow as defined, which commenced with calendar year 2000. The excess cash flow payment for 2000 was approximately $2,100,000 and was paid in March 2001. The Company on January 31, 2002 paid off the remaining balance of the term loan of approximately $3,650,000.

                           Gerber Childrenswear, Inc.

7. LONG-TERM DEBT (CONTINUED)

The Company has available a foreign credit facility which had no outstanding balance at December 31, 2001 and 2000. This credit facility permits the Company to borrow up to a maximum of approximately $1,510,000 on a long-term basis and approximately $270,000 as a bank overdraft.

Total interest paid was approximately $600,000, $1,772,000 and $2,034,000 in 2001, 2000 and 1999, respectively. Total interest income was approximately $1,548,000, $1,239,000 and $132,000 in 2001, 2000 and 1999, respectively.

The aggregate annual maturities of long-term debt at December 31, 2001 are as follows (in thousands):

            2002 ..............................................   4,051
            2003 ..............................................     400
            2004 ..............................................     400
                                                                 ------
                                                                 $4,851
                                                                 ======

8. LEASES

The Company leases buildings, machinery and equipment under operating leases with various renewal terms and expiring in various years through 2012. Three of these leases contain renewal options totaling 20 years.

Future minimum lease payments as of December 31, 2001 under leases classified as capital leases and operating leases, are as follows (in thousands):

                                                                                 OPERATING
YEAR ENDING IN                                               CAPITAL LEASES       LEASES
--------------                                               -----------------------------
2002 .................................................           $  347           $1,485
2003 .................................................              347            1,508
2004 .................................................              292            1,067
2005 .................................................              188              826
2006 .................................................                9              455
Thereafter ...........................................               --              505
                                                                 ------           ------
Total minimum lease payments .........................            1,183           $5,846
                                                                                  ======
Less amounts representing interest ...................              154
                                                                 ------
Present value of net minimum lease payments ..........            1,029
Less current portion .................................              276
                                                                 ------
                                                                 $  753
                                                                 ======

                           Gerber Childrenswear, Inc.

8. LEASES (CONTINUED)

Rent expense totaled approximately $2,459,000, $2,781,000 and $2,888,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The assets recorded under capital leases are pledged as collateral for the capital lease obligations. Amortization of assets recorded under capital lease obligations is included with depreciation expense.

9. EMPLOYEE BENEFIT PLANS

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

The Company in 2001 decided to change and later discontinue the Postretirement Plan which resulted in a $2.8 million gain on curtailment of postretirement benefit costs for the twelve months ended December 31, 2001. In January of 2001, the Company decided to change eligibility requirements of the Postretirement Plan resulting in a $1.8 million gain on curtailment of postretirement benefit costs. In addition, the Company discontinued the Postretirement Plan, except for employees currently participating in the Postretirement Plan, effective August 1, 2001. The discontinuance of the Postretirement Plan resulted in an additional gain on curtailment of postretirement benefit costs of approximately $1.0 million.

                           Gerber Childrenswear, Inc.

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

Change in benefit obligations and change in plan net assets, as estimated by consulting actuaries, as of December 31, 2001 and 2000 are as follows (in thousands):

                                                   PENSION BENEFITS        POSTRETIREMENT BENEFITS
                                                 ---------------------     -----------------------
                                                   2001         2000         2001            2000
                                                 ---------------------     -----------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year ......   $ 27,662     $ 26,327     $ 2,773         $ 3,650
   Service cost ..............................        599          903          46             443
   Interest cost .............................      1,847        1,864          44             270
   Plan amendments ...........................        148           --          --              --
   Actuarial (gains) losses ..................       (573)         338          20          (1,305)
   Curtailments ..............................       (214)          51      (2,765)           (226)
   Benefits paid .............................     (2,017)      (1,821)        (45)            (59)
                                                 --------     --------     -------         -------
Benefit obligation at end of year ............   $ 27,452     $ 27,662     $    73         $ 2,773
                                                 ========     ========     =======         =======

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year   $ 27,971     $ 28,787     $    --         $    --
   Actual return on plan assets ..............     (1,295)       1,005          --              --
   Company contributions .....................         --           --          45              59
   Benefits paid .............................     (2,017)      (1,821)        (45)            (59)
                                                 --------     --------     -------         -------
Fair value of plan assets at end of year .....   $ 24,659     $ 27,971     $    --         $    --
                                                 ========     ========     =======         =======

RECONCILIATION OF PREPAID/(ACCRUED)
Funded status of plan (underfunded) ..........   $ (2,793)    $    309     $   (73)        $(2,773)
   Unrecognized net actuarial gain ...........        959       (2,115)     (2,299)         (3,053)
   Unrecognized prior service cost ...........        110           --          --              --
   Minimum pension liability adjustment ......       (321)          --          --              --
                                                 --------     --------     -------         -------
Accrued benefit cost .........................   $ (2,045)    $ (1,806)    $(2,372)        $(5,826)
                                                 ========     ========     =======         =======

AMOUNT RECOGNIZED IN THE BALANCE SHEET
Accrued benefit cost .........................   $ (2,045)    $ (1,806)    $(2,372)        $(5,826)
   Intangible asset ..........................        110           --          --              --
   Accumulated other comprehensive income ....        211           --          --              --
                                                 --------     --------     -------         -------
Net accrued benefit cost .....................   $ (1,724)    $ (1,806)    $(2,372)        $(5,826)
                                                 ========     ========     =======         =======

WEIGHTED AVERAGE ASSUMPTIONS
Discount rate obligations ....................       7.00%        7.25%       7.00%           7.25%
Discount rate for expense ....................       7.25%        7.50%       7.25%           7.50%
Expected return on plan assets ...............       9.00%        9.00%         --              --
Rate of compensation increase ................       4.00%        4.00%         --              --

                           Gerber Childrenswear, Inc.

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

Net pension and postretirement cost included the following components at December 31, 2001, 2000 and 1999 (in thousands):

PENSION BENEFITS                                                  2001       2000       1999
                                                                -----------------------------
Service cost - benefits earned during the period ............   $   599    $   903    $ 1,066
Interest cost on projected benefit obligation ...............     1,847      1,864      1,804
Expected return on plan assets ..............................    (2,467)    (2,386)    (2,299)
Amortization of unrecognized net gain and prior service costs      (103)       (20)        --
                                                                -------    -------    -------
Net periodic pension (income) expense .......................      (124)       361        571
One-time curtailment loss ...................................        34         --         --
                                                                -------    -------    -------
Total (income) expense ......................................   $   (90)   $   361    $   571
                                                                =======    =======    =======

POSTRETIREMENT BENEFITS                                           2001       2000       1999
                                                                -----------------------------
Service cost - benefits earned during the period ............   $    46    $   443    $   474
Interest cost on projected benefit obligation ...............        44        270        320
Amortization of unrecognized net gain .......................      (735)       (85)        (9)
                                                                -------    -------    -------
Net periodic postretirement (income) expense ................      (645)       628        785
One-time curtailment gain ...................................    (2,765)      (226)      (487)
                                                                -------    -------    -------
Total (income) expense ......................................   $(3,410)   $   402    $   298
                                                                =======    =======    =======

The weighted-average annual assumed rate of increase in the per capita cost of covered medical benefits for 2001 is 6.5 percent to 7.0 percent and is assumed to decrease gradually to 5.5 percent by 2003 and remain at that level thereafter.

The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 2001 by approximately $1,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2001 by approximately $14,000. Decreasing the assumed health care cost trend rate by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of December 31, 2001 by approximately $1,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 2001 by approximately $12,000.

Gerber Childrenswear, Inc. also has a 401(k) plan for its employees whereby the Company will match 50% of the employee's contributions up to a maximum company match of 3% of the employee's compensation. Total expense under the plan was approximately $323,000, $297,000 and $480,000 in 2001, 2000 and 1999,
respectively.

                           Gerber Childrenswear, Inc.

9. EMPLOYEE BENEFIT PLANS (CONTINUED)

Sport Socks has a defined contribution pension plan. The assets of the plan are held in an independently administered fund. Total expense under the plan was approximately $153,000, $131,000 and $156,000 in 2001, 2000 and 1999,
respectively.

Auburn has a defined contribution plan covering all employees who have two years of service with at least 1,000 hours each year. The contribution was determined by its Board of Directors annually. Effective June 1, 1998, the plan was amended and restated whereby the Company will match 50% of the employee's contributions up to a maximum company match of 3% of the employee's compensation. Total expense under the plan was approximately $158,000, $189,000 and $111,000 for 2001, 2000 and 1999, respectively.

10. SHAREHOLDERS' EQUITY

During 1997, the Company sold shares of its Class B common stock to certain employees for $1 per share. Some of these shares were immediately vested while others vest over a five-year period. At the time of issuance of the unvested shares, the difference between the amount paid by the employees and the fair market value was credited to additional paid-in capital with a corresponding charge to unearned compensation. The unearned compensation is amortized to earnings over five years on a straight-line basis. Amortization expense for 2001, 2000 and 1999 was approximately $66,000, $97,000 and $119,000, respectively. Previously amortized amounts for shares forfeited are credited to compensation expense in the year of forfeiture.

Certain shareholders have demand registration rights with respect to shares of common stock owned by them.

In connection with obtaining the $22,500,000 note payable for the acquisition of Gerber Childrenswear, Inc., the Company issued a warrant to the lender to purchase 2,958,503 shares (191,250 shares prior to Merger) of Class B Common Stock (non-voting Class D common stock prior to Merger) at a nominal price. The warrant, in whole or in part, could be exercised at anytime through January 22, 2006. The recorded value of the warrant at the date of issuance was approximately $189,000 (based on the relative fair values of the warrant and the note) and reduced the face amount of the note payable. In August 2001, the Company issued 2,953,731 shares of stock to Citicorp Mezzanine Partners, L.P. ("CMP"). These shares were issued in a cashless exercise of all of CMP's warrants to purchase shares of Class B Common Stock. Simultaneously, CMP converted 250,000 shares of Class B Common Stock into an equal number of shares of Common Stock.

                           Gerber Childrenswear, Inc.

11. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Forward exchange contracts: The fair value of the Company's forward foreign currency exchange contracts is estimated by reference to quoted prices. The contract value and estimated fair value of contracts at December 31, 2001 was approximately $2,577,000 and $2,621,000, respectively. The contract value and estimated fair value of contracts at December 31, 2000 was approximately $3,043,000 and $2,951,000, respectively.

12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                               2001          2000          1999
                                           ---------------------------------------
Numerator for basic and diluted earnings
  per share - net income available to
  common shareholders ..................   $13,437,000   $16,531,000   $15,666,000
                                           ===========   ===========   ===========

Denominator:
  Denominator for basic earnings per
    share - weighted-average shares
                                            19,845,000    19,771,000    19,600,000
  Effect of dilutive securities:
    Nonvested stock and options ........        15,000       125,000       317,000
                                           -----------   -----------   -----------
Denominator for diluted earnings per
  share - adjusted weighted-average
  shares ...............................    19,860,000    19,896,000    19,917,000
                                           ===========   ===========   ===========

Basic earnings per share ...............          $.68          $.84          $.80
                                           ===========   ===========   ===========

Diluted earnings per share .............          $.68          $.83          $.79
                                           ===========   ===========   ===========

                           Gerber Childrenswear, Inc.

13. CASUALTY EVENT

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

14. LONG-TERM PERFORMANCE INCENTIVE PLAN AND EXECUTIVE DEFERRAL PLAN

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

During 2001, 2000 and 1999, stock options were granted to certain employees of the Company at prices equal to the market value of the common shares at the date of grant and generally vest and become exercisable ratably over a five year period, commencing one year after the grant date and expire ten years after the date of grant. The weighted average remaining contractual life of outstanding stock options at December 31, 2001 was approximately 7.8 years.

The following tables summarize the transactions of the Incentive Plan during 2001, 2000 and 1999:

                                            Weighted Average   Exercise Price
2001                               Shares    Exercise Price        Range
                                   ------   ----------------   --------------
Outstanding at beginning of year   66,800         $6.77        $4.44 - $13.00
      Granted ..................   12,500          4.69            4.69
      Exercised ................    1,200          6.00            6.00
      Forfeited ................   11,800          6.00            6.00
      Expired ..................       --            --              --
                                   ------         -----        --------------
Outstanding at end of year .....   66,300         $6.53        $4.44 - $13.00
                                   ======         =====        ==============

Options exercisable at year-end    19,320         $8.48        $4.44 - $13.00
                                   ======         =====        ==============

                           Gerber Childrenswear, Inc.

14. LONG-TERM PERFORMANCE INCENTIVE PLAN AND EXECUTIVE DEFERRAL PLAN (CONTINUED)

                                              Weighted Average   Exercise Price
2000                                Shares     Exercise Price         Range
                                   -------    ----------------   --------------
Outstanding at beginning of year    82,600          $ 7.53       $4.00 - $13.00
      Granted ..................    25,000            4.44                 4.44
      Exercised ................        --              --                   --
      Forfeited ................   (40,800)           6.90         4.00 - 13.00
      Expired ..................        --              --                   --
                                   -------          ------       --------------
Outstanding at end of year .....    66,800          $ 6.77       $4.44 - $13.00
                                   =======          ======       ==============

Options exercisable at year-end     11,160          $ 9.38       $4.63 - $13.00
                                   =======          ======       ==============

                                              Weighted Average   Exercise Price
1999                                Shares     Exercise Price         Range
                                   -------    ----------------   --------------
Outstanding at beginning of year    34,000          $10.98       $8.38 - $13.00
      Granted ..................    48,600            5.13        4.00 - 6.00
      Exercised ................        --              --                 --
      Forfeited ................        --              --                 --
      Expired ..................        --              --                 --
                                   -------          ------       --------------
Outstanding at end of year .....    82,600          $ 7.53       $4.00 - $13.00
                                   =======          ======       ==============

Options exercisable at year-end      6,800          $10.98       $8.38 - $13.00
                                   =======          ======       ==============

As permitted by FAS 123, the Company applies APB 25 and related interpretations in accounting for stock options; accordingly, no compensation expense has been recognized by the Company for its Incentive Plan in 2001, 2000 or 1999. Had compensation expense been determined based upon the fair value of the stock options at grant date consistent with the method of FAS 123, the Company's consolidated net income and earnings per share for 2001, 2000 and 1999 would have not been materially different from amounts reported.

The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumption for 2001, 2000 and 1999, respectively; risk-free interest rates of approximately 4.85%, 6.9% and 6.5%; no expected dividend yield for both years; expected lives of 10 years for both years and volatility of approximately 45%, 48.0% and 60.0%. Changes in these assumptions can materially affect the fair value estimate. In management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Effective January 1, 1998, the Company established an Executive Deferral Plan for certain officers of the Company. The Plan enables participants to defer compensation on a pre-tax basis and is not funded. Participants are credited interest at current market rates. The charge to interest expense was approximately $115,000, $78,000 and $48,000 in 2001, 2000 and 1999,
respectively.

                           Gerber Childrenswear, Inc.

15. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

The Company operates in two business segments: apparel and hosiery. The apparel segment consists of the production and sale of infant and toddler sleepwear, underwear, bedding, bath, cloth diapers and other products to mass merchandise outlets in the U.S. under the Gerber brand and other labels. The hosiery segment, which was acquired on December 17, 1997, consists of the production and sale of sport socks under the Wilson, Coca-Cola and Converse names to major retailers in the United States and/or Europe.

Net sales, income (loss) before interest and income taxes, depreciation and amortization, and capital additions are reported based on the operations of each business segment or geographic region. Assets are those used exclusively in the operations of each business segment or geographic region, or which are allocated when used jointly. The following tables present sales and other financial information by business segment and geographic region for the years 2001, 2000 and 1999 (in thousands):

BUSINESS SEGMENTS                                         2001       2000       1999
                                                        ------------------------------
Net sales:
   Apparel ..........................................   $145,070   $189,902   $206,164
   Hosiery ..........................................     64,415     69,291     72,658
                                                        --------   --------   --------
Total net sales .....................................   $209,485   $259,193   $278,822
                                                        ========   ========   ========

Income (loss) before interest and income taxes:
   Apparel ..........................................   $ 16,533   $ 17,329   $ 18,724
   Hosiery ..........................................      3,687      8,029      7,673
                                                        --------   --------   --------
Total income (loss) before interest and income taxes:   $ 20,220   $ 25,358   $ 26,397
                                                        ========   ========   ========

Depreciation and amortization:
   Apparel ..........................................   $  3,667   $  2,937   $  3,039
   Hosiery ..........................................      3,401      3,254      3,182
                                                        --------   --------   --------
Total depreciation and amortization .................   $  7,068   $  6,191   $  6,221
                                                        ========   ========   ========

Capital additions:
   Apparel ..........................................   $  4,394   $  6,359   $  4,741
   Hosiery ..........................................      2,119      4,964      2,623
                                                        --------   --------   --------
Total capital additions .............................   $  6,513   $ 11,323   $  7,364
                                                        ========   ========   ========

Assets:
   Apparel ..........................................   $135,828   $141,338
   Hosiery ..........................................     49,453     50,312
                                                        --------   --------
Total assets ........................................   $185,281   $191,650
                                                        ========   ========

                           Gerber Childrenswear, Inc.

15. BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)

                                                  2001       2000       1999
                                                ------------------------------
Inventories (included in assets):
   Apparel ..................................   $ 41,208   $ 48,047
   Hosiery ..................................      9,417      8,890
                                                --------   --------
Total inventories (included in assets) ......   $ 50,625   $ 56,937
                                                ========   ========

GEOGRAPHIC AREAS

Net sales:
   United States ............................   $188,775   $238,605   $256,091
   All other ................................     20,710     20,588     22,731
                                                --------   --------   --------
Total net sales .............................   $209,485   $259,193   $278,822
                                                ========   ========   ========

Income before interest and income taxes:
   United States ............................   $ 19,441   $ 22,633   $ 21,608
   All other ................................        779      2,725      4,789
                                                --------   --------   --------
Total income before interest and income taxes   $ 20,220   $ 25,358   $ 26,397
                                                ========   ========   ========

Assets:
   United States ............................   $160,786   $166,769
   All other ................................     24,495     24,881
                                                --------   --------
Total assets ................................   $185,281   $191,650
                                                ========   ========

The Apparel segment had sales to Wal-Mart and two other customers that accounted for 36%, 14% and 12% of total Apparel sales in 2001, 32%, 13% and 12% of total Apparel sales in 2000, respectively; and 37%, 11%, and 11% of total Apparel sales in 1999, respectively. The Hosiery segment had sales to Wal-Mart that accounted for 53%, 48% and 51% of that segment's sales for 2001, 2000 and 1999, respectively.

                           Gerber Childrenswear, Inc.

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited financial data regarding the Company's consolidated quarterly results of operations.

                                   1ST       2ND       3RD       4TH
                                 QUARTER   QUARTER   QUARTER   QUARTER     TOTAL
                                 ------------------------------------------------
                                     (In thousands, except per share amounts)
2001
Net sales ....................   $54,245   $49,156   $55,548   $50,536   $209,485
Gross margin .................    14,199    11,675    15,132    12,668     53,674
Net income ...................     4,690     1,445     4,770     2,532     13,437

Basic earnings per share .....      $.24      $.07      $.24      $.13       $.68
Diluted earnings per share....      $.24      $.07      $.24      $.13       $.68

2000
Net sales ....................   $60,760   $58,599   $70,588   $69,246   $259,193
Gross margin .................    16,138    13,084    16,452    16,965     62,639
Net income ...................     3,919     2,343     5,074     5,195     16,531

Basic earnings per share .....      $.20      $.12      $.26      $.26       $.84
Diluted earnings per share....      $.20      $.12      $.25      $.26       $.83

The fourth quarter of 2000 reflects adjustments which increase income of approximately $434,000 (net of income taxes), which included reductions in advertising, incentives, postretirement benefits, partially offset by losses on impairment, or $.02 per diluted share.

17. COMMITMENTS AND CONTINGENT LIABILITIES

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

                           Gerber Childrenswear, Inc.

17. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Employment Contracts

The Company has an employment contract in the normal course of business with one of its officers with a remaining term of approximately one year.

Yarn Contracts

The Company depends on certain raw materials such as yarn for the manufacturing of its products. The Company actively manages its cost through contracts with its yarn suppliers with terms of up to one year. The Company has contracts to purchase up to approximately 9,500,000 pounds of yarn in 2002. The Company has evaluated the yarn contracts in light of SFAS 133, and where applicable, as amended by Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company has determined that such contracts qualify for exclusion under the "Normal Purchases and Normal Sales" provision of these standards and thus are not subject to its requirements.

Capital Grants

Sport Socks has received capital and employment grants from the Industrial Development Authority (the "IDA") which could become repayable to the IDA (if certain conditions are not met) in the aggregate amount of up to $2,054,000 as of December 31, 2001.

                                                                     SCHEDULE II

                           Gerber Childrenswear, Inc.

           Supplemental Schedule of Valuation and Qualifying Accounts

                                 (In thousands)

                                              BALANCE AT     CHARGED                  BALANCE AT
                                              BEGINNING    TO COST AND                  END OF
               DESCRIPTION                    OF PERIOD     EXPENSES     DEDUCTIONS     PERIOD
------------------------------------------------------------------------------------------------
Year ended December 31, 2001:
   Allowance for doubtful accounts .........    $  804        1,379         350(1)      $1,833

Year ended December 31, 2000:
   Allowance for doubtful accounts .........     1,103          157         456(1)         804

Year ended December 31, 1999:
   Allowance for doubtful accounts .........     1,487          (13)        371(1)       1,103

(1) Allowances, uncollected amounts and credit balances written off against reserve, net of recoveries.