Form 10-Q
period 2002-03-30
GERBER CHILDRENSWEAR INC
filed 2002-05-09
CIK 1052274

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-14189

Gerber Childrenswear, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1624764 (I.R.S. employer identification number)

7005 Pelham Road
Greenville, SC 29615
(Address of principal executive offices)

(864) 987-5200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] YES                    [   ] NO

As of May 8, 2002, there were outstanding 8,414,660 shares of Common Stock and 11,396,046 shares of Class B Common Stock.

Gerber Childrenswear, Inc.
INDEX

PART I – FINANCIAL INFORMATION

Item 1 –	Financial Statements

	Condensed Consolidated Balance Sheets as of March 30, 2002,
	March 31, 2001 and December 31, 2001	1

	Condensed Consolidated Statements of Income and Comprehensive
	Income for the quarters ended March 30, 2002 and March 31, 2001	2

	Condensed Consolidated Statements of Cash Flows for the quarters
	ended March 30, 2002 and March 31, 2001	3

	Notes to Condensed Consolidated Financial Statements	4-8

Item 2 –	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	9-13

Item 3 –	Quantitative and Qualitative Disclosures about Market Risk	13

	PART II – OTHER INFORMATION

Item 6 –	Exhibits and Reports on Form 8-K	13

Signatures		14

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Gerber Childrenswear, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)	(Unaudited)	(Note)
	March 30,	March 31,	December 31,
	2002	2001	2001

	(In thousands)
Assets
Current Assets
Cash and cash equivalents	$42,948	$34,949	$45,556
Accounts receivable, net	32,892	35,030	26,119
Inventories	47,889	53,627	50,625
Deferred income taxes	4,968	3,141	4,490
Other	2,898	2,384	3,232

Total current assets	131,595	129,131	130,022

Property, plant and equipment	52,974	50,651	53,974
Less accumulated depreciation	22,267	17,940	21,175

	30,707	32,711	32,799

Other Assets
Excess of cost over fair value of net assets acquired, net	15,560	16,342	15,662
Other	6,129	9,009	6,798

Total other assets	21,689	25,351	22,460

	$183,991	$187,193	$185,281

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$7,267	$8,642	$8,968
Accrued expenses	15,621	14,492	14,845
Current portion of long-term debt and capital leases	676	5,358	4,327
Income tax payable	2,356	5,257	606

Total current liabilities	25,920	33,749	28,746

Non-Current Liabilities
Long-term debt and capital leases, less current portion	1,287	4,150	1,553
Other non-current liabilities	14,408	18,595	15,736

Total non-current liabilities	15,695	22,745	17,289

Shareholders’ Equity	142,376	130,699	139,246

	$183,991	$187,193	$185,281

Note: The amounts were derived from the audited financial statements at that date.

See accompanying notes

Gerber Childrenswear, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	For the quarter ended

	March 30,	March 31,
	2002	2001

	(In thousands, except per share data)
Net sales	$50,996	$54,245
Cost of sales	37,534	40,046

Gross margin	13,462	14,199
Selling, general and administrative expenses	7,822	9,218
Other, net	—	(1,794)

	7,822	7,424

Income before interest and income taxes	5,640	6,775
Interest expense, net of interest income	(22)	(289)

Income before income taxes	5,662	7,064
Provision for income taxes	2,018	2,374

Net income	3,644	4,690
Foreign currency translation	(373)	(1,270)

Comprehensive income	$3,271	$3,420

Earnings per common share	$.18	$.24
Earnings per common share – diluted	$.18	$.24

Denominator
Weighted average shares – basic	19,814	19,856
Effect of dilutive securities:
Nonvested stock/stock options	16	28

Adjusted weighted average shares – diluted	19,830	19,884

See accompanying notes

Gerber Childrenswear, Inc.

Condensed Consolidated Statements Of Cash Flows
(Unaudited)

	For the quarter ended

	March 30,	March 31,
	2002	2001

	(In thousands)
Operating Activities
Net income	$3,644	$4,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,717	1,547
Other	86	329
Changes in assets and liabilities
Accounts receivable, net	(6,822)	3,405
Inventories	2,667	3,113
Accounts payable	(1,697)	(2,162)
Other assets and liabilities, net	1,596	(1,459)

	1,191	9,463

Investing Activities
Purchases of property, plant and equipment	(261)	(1,728)
Proceeds from sale of property, plant and equipment	554	7

	293	(1,721)

Financing Activities
Principal payments on long-term borrowings and capital leases	(3,917)	(3,879)
Repurchase of common stock	(146)	(45)

	(4,063)	(3,924)

Effect of exchange rate changes on cash	(29)	(72)

Net (decrease) increase in cash and cash equivalents	(2,608)	3,746
Cash and cash equivalents at beginning of period	45,556	31,203

Cash and cash equivalents at end of period	$42,948	$34,949

See accompanying notes

Gerber Childrenswear, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements included herein have been prepared by Gerber Childrenswear, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. The interim financial statements are unaudited and, in the opinion of management, contain all adjustments, which are normal and recurring in nature, necessary to present fairly the Company’s financial position and the results of its operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

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

3.     SEASONALITY OF BUSINESS

     The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year, due to the seasonal nature of some of the Company’s products and retailer initiated promotions.

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

Gerber Childrenswear, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.     INVENTORIES

     Inventories consist of the following (in thousands):

	March 30, 2002	March 31, 2001	December 31, 2001

Raw materials	$4,370	$8,521	$5,547
Work in process	4,361	8,224	4,155
Finished goods	39,158	36,882	40,923

	$47,889	$53,627	$50,625

6.     INCOME TAXES

     The Company’s effective income tax rate was 35.6% and 33.6% for the quarters ended March 30, 2002 and March 31, 2001, respectively. The rates were lower than the United States combined federal and state statutory rates in 2002 and 2001 due to the impact of foreign earnings, certain of which are taxed at lower rates than in the United States, partially offset by goodwill amortization in 2001, most of which is not deductible for federal and state income tax purposes.

7.     RECLASSIFICATIONS

     Certain amounts in 2001 have been reclassified to conform to current presentations.

8.     BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

     The Company operates in two business segments: apparel and hosiery. The apparel segment consists of the production and sale of infant and toddler sleepwear, underwear, bedding, bath, cloth diapers and other products primarily to mass merchandise outlets in the U.S. under the Gerber brand, Baby Looney Tunes brand and other labels. The hosiery segment consists of the production and sale of sport socks under the Wilson, Coca-Cola and Converse names to major retailers in the United States and/or Europe.

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

Business Segments

	For the quarter ended

	March 30,	March 31,
	2002	2001

Net sales:
Apparel	$36,577	$38,363
Hosiery	14,419	15,882

Total net sales	$50,996	$54,245

Income before interest and income taxes:
Apparel	$5,674	$6,065
Hosiery	(34)	710

Total income before interest and income taxes	$5,640	$6,775

Depreciation and amortization:
Apparel	$1,100	$680
Hosiery	617	867

Total depreciation and amortization	$1,717	$1,547

Capital additions:
Apparel	$229	$886
Hosiery	32	842

Total capital additions	$261	$1,728

	March 30,	March 31,	December 31,
	2002	2001	2001

Assets:
Apparel	$134,404	$135,922	$135,828
Hosiery	49,587	51,271	49,453

Total assets	$183,991	$187,193	$185,281

Inventories (included in assets):
Apparel	$38,061	$43,336	$41,208
Hosiery	9,828	10,291	9,417

Total inventories (included in assets)	$47,889	$53,627	$50,625

Gerber Childrenswear, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8.     BUSINESS SEGMENTS AND GEOGRAPHIC AREAS (CONTINUED)

Geographic Areas

	For the quarter ended

	March 30,	March 31,
	2002	2001

Net sales:
United States	$46,776	$49,033
All other	4,220	5,212

Total net sales	$50,996	$54,245

Income before interest and income taxes:
United States	$5,379	$6,016
All other	261	759

Total income before interest and income taxes	$5,640	$6,775

	March 30,	March 31,	December 31,
	2002	2001	2001

Assets:
United States	$159,846	$163,629	$160,786
All other	24,145	23,564	24,495

Total assets	$183,991	$187,193	$185,281

9.     RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 supersedes Accounting Principles Bulletin No. 17, “Intangible Assets.” SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (a) goodwill and indefinite lived intangible assets will no longer be amortized, (b) goodwill will be tested for impairment at least annually, (c) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (d) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted SFAS 142 on January 1, 2002. As of March 30, 2002, the Company has not completed the first transitional goodwill impairment test using the methodology prescribed by SFAS 142, and thus has not yet determined the effect, if any, on its consolidated financial position, results of operations and cash flows.

Gerber Childrenswear, Inc.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9.     RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     As required by SFAS 142, the results for the periods prior to its adoption have not been restated. The following table reconciles the reported net income to that which would have resulted for the quarter ended March 31, 2001 if SFAS 142 had been adopted as of December 31, 2000 (in thousands):

For the Quarter Ended
March 31, 2001

Net income	$4,690
Goodwill amortization	262

Pro forma net income	$4,952

Earnings per share – basic and diluted	$.25

     The Financial Accounting Standards Board also recently issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 establishes accounting standards for the recognition and measurement of long-lived assets held for use or held for disposal. The Company adopted the standard effective January 1, 2002, and the adoption did not have a material impact on the condensed consolidated financial statements.

10.     CURTAILMENT GAIN ON POSTRETIREMENT PLAN

     In January 2001, the Company decided to change eligibility requirements of the postretirement medical benefit plan (the “Postretirement Plan”) resulting in a $1.8 million gain on curtailment of postretirement benefit costs for the quarter ended March 31, 2001.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE-HARBOR STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

     This report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events that involve known and unknown risks and uncertainties, including, without limitation, those associated with the effect of national, regional and foreign economic conditions (including foreign exchange rates), the overall level of consumer spending, the performance of the Company’s products within the prevailing retail environment, customer acceptance of both new designs and newly-introduced product lines, competition and financial difficulties encountered by customers. All statements other than statements of historical facts included in this quarterly report, including, without limitation, the statements under Management’s Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statement are reasonable, it can give no assurance that such expectations will prove to have been correct and actual results, performance or events could differ materially from those expressed in such statements.

ENVIRONMENTAL COMPLIANCE

     The Company’s manufacturing facilities and operations are subject to certain federal, state, local and foreign laws and regulations relating to environmental protection and occupational health and safety, including those governing wastewater discharges, air emissions, the management and disposal of solid and hazardous wastes, and the remediation of contamination associated with the release of hazardous substances. Prior to its acquisition by the Company, Auburn Hosiery Mills, Inc. (“Auburn”) was cited for discharging contaminants into the sewer system from its facility in Auburn, Kentucky in excess of the amounts allowed under its permits. The city has been working with Auburn to remedy the problem, and among other remediation activities, the Company purchased additional wastewater pretreatment equipment in 2001.

     The wastewater discharge permit issued by the State of Kentucky, which Auburn has been operating under, was extended to June 1, 2002. This permit contains a compliance schedule which outlines the time period during which Auburn must be in compliance with all parameters contained in the permit. The limits of the extended permit are identical to the permit which expired on March 31, 2002, with the exception of the compliance schedule, and Auburn may seek an additional extension of the ammonia limits as it tests other alternatives which produce less ammonia.

SIGNIFICANT ACCOUNTING POLICIES

     In response to the SEC’s Release numbers 33-8040 “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” and 33-8056, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company in its 2001 Annual Report on Form 10-K identified the critical accounting policies that affected the more significant judgments and estimates that were used in the preparation of the consolidated financial statements at December 31, 2001. The Company has reviewed the significant accounting policies used at December 31, 2001 and at March 30, 2002 and have noted no significant changes. It is suggested that the Form 10-Q be read in conjunction with the Company’s 2001 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Business Segment Data

     For information regarding net sales, income before interest and income taxes and assets by industry segment, reference is made to the information presented in Note 8 “Business Segments and Geographic Areas” to the condensed consolidated financial statements.

First Quarter Ended March 30, 2002 Compared to First Quarter Ended March 31, 2001

     Net sales. Apparel net sales were $36.6 million for the first quarter of 2002, a decrease of $1.8 million or 4.7% below net sales of $38.4 million for the first quarter of 2001. The Apparel sales decline was primarily due to lower sales in 2002 of character licensing merchandise, reflecting the trend of lower per capita spending on such merchandise in both the United States and Canada. Hosiery net sales were $14.4 million in the first quarter of 2002, a decrease of $1.5 million or 9.2% below net sales of $15.9 million for the first quarter of 2001. The Hosiery sales decline was primarily due to reduced volumes, largely reflecting the continuing weakness in the European markets, plus aggressive promotional pricing in Europe.

     Gross margin. Gross margin as a percentage of net sales increased from 26.2% in 2001 to 26.4% in 2002. The slight increase in gross margin in 2002 resulted from improved margins on Apparel products offsetting Hosiery margins that were 250 basis points lower than last year due to lower volumes and promotional pricing.

     Selling, general & administrative expenses. Selling, general and administrative expenses (“SG&A”) decreased as a percentage of net sales to 15.3% in the first quarter of 2002, from 17.0% in 2001. The percentage decrease includes a 1.1% reduction in 2002 due to the elimination of the Company’s postretirement medical benefit plan (“Postretirement Plan” — see “Other” below for related curtailment gains) with the remaining improvements resulting from efficiencies achieved in the Apparel operations.

     Other. Represents a gain on curtailment of postretirement benefit costs associated with the Company’s decision to change eligibility requirements of the Postretirement Plan. These changes resulted in a gain on curtailment of postretirement benefit costs of approximately $1.8 million in the first quarter of 2001.

     Income before interest and income taxes. Apparel income before interest and income taxes (“EBIT”) was $5.7 million in the first quarter of 2002 compared to $6.1 million in the first quarter of 2001. The decrease in Apparel EBIT in 2002 was the result of the $1.8 million gain reported above in Other in 2001, partially offset by stronger margins and lower SG&A expenses in 2002. Hosiery EBIT was a loss of $34,000 in the first quarter of 2002 compared with income of $0.7 million in the first quarter of 2001. The decrease in Hosiery EBIT was the result of both lower sales volumes and lower gross margins on actual sales due to the lower volumes and promotional pricing in the European markets.

     Interest expense, net of interest income. The Company had net interest income of $22,000 in the first quarter of 2002 compared to net interest income of $289,000 in the first quarter of 2001. The change in interest income is due to lower rates of return on the Company’s invested cash in 2002, partially offset by higher cash balances and the capitalization of interest expense related to the Company’s new enterprise resource planning and warehouse management system in 2001.

     Provision for income taxes. Provision for income taxes was $2.0 million in the first quarter of 2002 compared to $2.4 million in the first quarter of 2001. The effective tax rate was 35.6% for 2002 compared to 33.6% for 2001. The 2002 rate was higher due to reduced foreign earnings that are typically taxed at lower rates than in the United States.

     Net income. As a result of the above, net income for the first quarter was $3.6 million in 2002 compared to $4.7 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s primary cash needs are for working capital, capital expenditures and debt service. The Company has financed its cash needs primarily through internally generated cash flow. For the Apparel segment, working capital requirements vary throughout the year. Working capital requirements have historically increased during the first half of the year as inventory builds to support peak shipping periods. The Hosiery segment is less seasonal and, while working capital requirements tend to increase slightly during the second half of the year, the variation is small.

     Net cash provided by operating activities for the three months ended March 30, 2002 and March 31, 2001 was $1.2 million and $9.5 million, respectively. The decrease in cash provided by operating activities in the first three months of 2002 compared to 2001 was primarily due to an increase in the Company’s accounts receivable. Accounts receivable increased due to (a) a low accounts receivable balance at December 31, 2001 that was the result of lower fourth quarter 2001 sales, (b) net outstanding accounts receivable balances from Kmart for shipments made prior to its filing for bankruptcy and (c) the timing of sales and collections for the first quarter of 2002.

     Capital expenditures were $0.3 million and $1.7 million for the first three months of 2002 and 2001, respectively. The higher expenditures in 2001 were primarily due to upgrades of information systems. The Company sold its Lumberton Sew facility in March 2002 for approximately $0.5 million.

     Net cash used in financing activities was $4.1 million and $3.9 million for the first three months of 2002 and 2001, respectively. The cash used in financing activities primarily consisted of repayments on the Company’s credit agreement and/or other long-term borrowing arrangements. The Company in January 2002 elected to pay off the remaining balance on the term loan of approximately $3.7 million. The Company in March 2001 made a mandatory excess cash flow payment, based on excess annual cash flow as defined in the credit agreement, of approximately $2.1 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 supersedes Accounting Principles Bulletin No. 17, “Intangible Assets.” SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by SFAS 142 are: (a) goodwill and indefinite lived intangible assets will no longer be amortized, (b) goodwill will be tested for impairment at least annually, (c) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (d) the amortization period of intangible assets with finite lives will no longer be limited to forty years. The Company adopted SFAS 142 on January 1, 2002. As of March 30, 2002, the Company has not completed the first transitional goodwill impairment test using the methodology prescribed by SFAS 142, and thus has not yet determined the effect, if any, on its consolidated financial position, results of operations and cash flows.

     As required by SFAS 142, the results for the periods prior to its adoption have not been restated. The following table reconciles the reported net income to that which would have resulted for the quarter ended March 31, 2001 if SFAS 142 had been adopted as of December 31, 2000 (in thousands):

For the Quarter Ended
March 31, 2001

Net income	$4,690
Goodwill amortization	262

Pro forma net income	$4,952

Earnings per share – basic and diluted	$.25

     The Financial Accounting Standards Board also recently issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 establishes accounting standards for the recognition and measurement of long-lived assets held for use or held for disposal. The Company adopted the standard effective January 1, 2002, and the adoption did not have a material impact on the condensed consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not utilize derivative financial or commodity based instruments for trading or for speculative purposes but does utilize them in the regular course of business. A review of the Company’s financial instruments and risk exposures at March 30, 2002 revealed that the Company had exposure to interest rate and foreign currency exchange rate risks. The Company performed sensitivity analysis at December 31, 2001 to assess the potential effect of a change in the interest rate and a change to the foreign currency exchange rates and concluded that near-term changes in either should not materially affect the Company’s financial position, results of operations or cash flows. The Company has experienced no significant changes in these financial instruments or risk exposures during the first three months of 2002 and thus believes that the Company’s year-end assessment is still appropriate at March 30, 2002.

PART II – OTHER INFORMATION

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits – None

(b)  Reports on Form 8-K – None

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gerber Childrenswear, Inc.
(Registrant)

DATE: May 9, 2002	By: /s/ Edward Kittredge

Edward Kittredge
Chairman, Chief Executive Officer
and President
(Principal Executive Officer)

DATE: May 9, 2002	By: /s/ Richard L. Solar

Richard L. Solar
Senior Vice President and Chief
Financial Officer
(Principal Financial Officer)

DATE: May 9, 2002	By: /s/ David E. Uren

David E. Uren
Vice President of Finance, Secretary
and Treasurer
(Principal Accounting Officer)